Form 10QSB
period 2002-03-31
AUTO Q INTERNATIONAL INC
filed 2002-06-03
CIK 1144254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 19____, to __________, 19____.

                         Commission File Number 0-26857

                           Auto-Q International, Inc.
               (Exact Name of Registrant as Specified in Charter)


         Delaware
  (State or Other Jurisdiction of                       98-0226479
    Incorporation or Organization)       (I.R.S. Employer Identification Number)

                          55-57 Woodcock Trading Estute
                       Warminster, United Kingdom BA12 9DX
                    (Address of Principal Executive Offices)

                               011-44-198-521-1000
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       [ ] YES        [X]  NO

There were 8,996,996 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2002.

          Transitional Small Business Format (check one) [ ] YES  [X] NO

                                   FORM 10-QSB

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         Page
PART I.               FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements.....................  F-1

     Item 2.      Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.........   4


PART II.              OTHER INFORMATION

     Item 5       Other Information.....................................    8

     Item 6       Exhibits and Reports on Form 8-K......................    8

     Signatures   ......................................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY

                                      Index

                                                             Page
Consolidated Balance Sheet as of March 31, 2002 (Unaudited)   F-1

Consolidated Statements of Operations and Comprehensive
       Income (Loss) for the Three and Six Months Ended

       March 31, 2002 and 2001 (Unaudited)                    F-2

Consolidated Statements of Cash Flows for the Six Months

       Ended March 31, 2002 and 2001 (Unaudited)              F-3

Notes to Consolidated Financial Statements                    F-4

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash                                                          $     1,607
    Accounts receivable, net of allowance for doubtful accounts
        of approximately $1,000                                        57,352
    Inventory                                                         234,376
    Loans receivable                                                  359,572
    Deferred tax asset                                                 38,457
    Prepaid expenses and other current assets                         198,534
                                                                  -----------
                Total current assets                                  889,898
Property and equipment, net                                            82,621
Other assets:
    Goodwill, net                                                      15,403
    Deferred acquisition costs                                        146,588
    Deposits                                                           10,672
                                                                  -----------
                Total other assets                                    172,663
                                                                  -----------
                                                                  $ 1,145,182
                                                                  ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable - bank                                           $   288,246
    Accounts payable                                                  452,696
    Current portion of capital lease obligations                       12,974
    Deferred revenue                                                   19,033
    Due to stockholder                                                261,140
    Accrued expenses and other current liabilities                    305,413
                                                                  -----------
                Total current liabilities                           1,339,502
Capital lease obligations                                              33,286
Commitments
Stockholders' deficiency:
    Preferred stock - $.001 par value:

        1,000,000 shares authorized, none issued and outstanding           --
    Common stock - $.001 par value:
        50,000,000 shares authorized; 8,999,996 shares issued
        and outstanding                                                 9,000
    Additional paid-in capital                                        343,744
    Accumulated deficit                                              (587,875)
    Accumulated other comprehensive income                              7,525
                                                                  -----------
                Total stockholders' deficiency                       (227,606)
                                                                  -----------
                                                                  $ 1,145,182
                                                                  ===========

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                March 31,                     March 31,
                                                               -----------                  -----------
                                                          2002             2001          2002          2001
                                                      -----------      -----------   -----------   -----------
Revenue:
    Sales of equipment                                $   160,768      $   219,387   $   700,170   $   289,664
    Service income                                         18,513           31,621        38,349        56,454
                                                      -----------      -----------   -----------   -----------
               Total revenue                              179,281          251,008       738,519       346,118
Cost of goods sold:
    Sales of equipment                                    162,532          103,277       397,205       135,273
    Service income                                          5,280           12,789         7,358        13,124
                                                      -----------      -----------   -----------   -----------
               Total cost of goods sold                   167,812          116,066       404,563       148,397
                                                      -----------      -----------   -----------   -----------
Gross profit                                               11,469          134,942       333,956       197,721
Operating expenses                                        233,467           85,619       493,843       118,455
                                                      -----------      -----------   -----------   -----------
Operating income (loss)                                  (221,998)          49,323      (159,887)       79,266
Interest expense                                            4,672               --         9,099            19
                                                      -----------      -----------   -----------   -----------
Income (loss) before provision for (benefit from)
    income taxes                                         (226,670)          49,323      (168,986)       79,247
Provision for (benefit from) income taxes                 (43,276)          10,910       (31,478)       17,156
                                                      -----------      -----------   -----------   -----------
Net income (loss)                                        (183,394)          38,413      (137,508)       62,091
Other comprehensive income:
    Cumulative translation adjustment                         431           (1,837)          433        (1,337)
                                                      -----------       -----------   -----------   -----------
Comprehensive income (loss)                           $  (182,963)     $    36,576   $  (137,075)  $    60,754
                                                      ===========       ===========   ===========   ===========
Basic and diluted net income (loss) per
    common share attributable to common
    stockholders                                      $      (.02)            $.01   $      (.02)  $       .02
                                                      ===========       ===========   ===========   ===========
Weighted average number of shares
       outstanding                                      8,999,996        3,687,600     8,999,996     3,687,600
                                                      ===========       ===========   ===========   ===========

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                      2002        2001
                                                                    ---------   --------
Cash flows from operating activities:
    Net income (loss)                                               $(137,508)  $ 62,091
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                   9,265     11,099
        Deferred income tax expense                                   (31,478)        --
        Change in assets and liabilities:
           Accounts receivable                                         51,880     66,937
           Inventory                                                  120,936    (22,669)
           Prepaid expenses and other current assets                 (156,587)   (19,145)
           Deposits                                                    (6,911)        --
           Accounts payable                                            37,549    (54,517)
           Deferred revenue                                           (19,863)   (11,334)
           Income taxes payable                                            --     16,754
           Accrued expenses and other current liabilities             117,353      5,631
                                                                    ---------   --------
                Net cash provided by (used in) operating
                   activities                                         (15,364)    54,847
                                                                    ---------   --------

Cash flows from investing activities:

    Purchase of property and equipment                                   (147)        --
    Loans receivable                                                 (158,334)        --
    Deferred acquisition costs                                        (48,016)        --
                                                                    ---------   --------
                Cash used in investing activities                    (206,497)        --
                                                                    ---------   --------

Cash flows from financing activities:

    Proceeds from note payable - bank, net                            131,650         --
    Payments of capital lease obligations                              (5,875)        --
    Advances from (repayment to) stockholder, net                      97,414    (32,360)
                                                                    ---------   --------
                Net cash provided by (used in) financing
                   activities                                         223,189    (32,360)
                                                                    ---------   --------

Effect of exchange rate changes on cash                                   158     (1,718)
                                                                    ---------   --------

Net increase in cash                                                    1,486     20,769

Cash, beginning of year                                                   121         92
                                                                    ---------   --------

Cash, end of period                                                 $   1,607   $ 20,861
                                                                    =========   ========

                Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

    Interest                                                        $   9,099   $     19
    Income taxes                                                    $      --   $     --

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2002 and 2001 (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a United States holding company, and its wholly-owned subsidiary, Warminster Systems Limited ("Warminster"), a United Kingdom company (collectively, the "Company"). Warminster is engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation. In March 2002, Auto-Q's registration statement was declared effective by the Securities and Exchange Commission.

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six months ended March 31, 2002 and 2001 (unaudited), (b) the financial position at March 31, 2002 (unaudited), and (c) cash flows for the six month periods ended March 31, 2002 and 2001 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the six month period ended March 31, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

         Acquisition

         Auto-Q was incorporated in the State of Delaware on April 26, 2001 and merged effectively on April 27, 2001 with Warminster, a private company incorporated in Bristol, England.

         Pursuant to this merger, Auto-Q issued 6,300,000 shares of its common stock for all of the common stock of Warminster. As a result of this acquisition, the stockholders of Warminster effectively acquired Auto-Q and control thereof. In conjunction with the exchange of shares, the then stockholders of Auto-Q gave 2,612,400 shares to new employees. Accordingly, this acquisition has been accounted for as a reverse acquisition for financial statement purposes and the accompanying consolidated financial statements give effect to the merger for all periods presented.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2002 and 2001 (Unaudited)


2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 144").

         The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective October 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of fiscal 2001.

         As of March 31, 2002, the Company has unamortized goodwill in the amount of approximately $15,000. Amortization expense related to goodwill for the six months ended March 31, 2001 was approximately $6,000. Beginning October 1, 2001, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company has adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore,

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2002 and 2001 (Unaudited)



will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

3.       EARNINGS/(LOSS) PER SHARE

         The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants and convertible securities.

4.       DEFERRED OFFERING COSTS

         Professional fees associated with the registration of the Company's common stock of approximately $195,000 have been charged to stockholders' equity during the second quarter due to the effectiveness of the registration statement.

5.       ACQUISITIONS

         Automotive Information Control Systems (UK) Limited

         In June 2001, the Company entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for approximately L50,000 (approximately $71,000 at March 31, 2002) or 76,924 common shares of Auto-Q. The consummation of the transaction is expected to take place after the effectiveness of the registration statement and approval by the NASD. The net tangible assets of AICS at the consummation of the transaction are expected to be not less than approximately $22,000. The acquisition will be accounted for using the purchase method of accounting. At March 31, 2002, the Company has advanced AICS approximately $71,000 toward the purchase price which is included in deferred acquisition costs on the accompanying consolidated balance sheet.

         Gridloc Limited

         In August 2001, the Company entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for L100,000 (approximately $143,000 at March 31, 2002) and 1,538,461 common shares of Auto-Q. The Company has guaranteed to Gridloc that the average ask price for the fourteen days prior to the share exchange will be at least $1 and if not, they will make up the shortfall in cash. Gridloc is a start-up company which was incorporated on March 2, 2001. The consummation of the transaction is expected to take place after the effectiveness of the registration statement and approval by the NASD. The Company's investment in Gridloc will be

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2002 and 2001 (Unaudited)


accounted for using the equity method of accounting. At March 31, 2002, the Company has loaned Gridloc approximately $214,000 which is included in loans receivable on the accompanying consolidated balance sheet. The loan bears interest at the base rate (4.75% at March 31, 2002) and is due on or before September 30, 2002.

         In addition, at March 31, 2002, the Company has advanced Gridloc approximately $43,000 toward the purchase price which is included in deferred acquisition costs on the accompanying consolidated balance sheet.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION
                  AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUE

         Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the six months ended March 31, 2002 and March 31, 2001 were $738,519 and $346,118 respectively, representing an increase of $392,401 or 113.4% for the six months ended March 31, 2002 over the six months ended March 31, 2001. The increase in revenue resulted primarily from an increase in the number of systems sold to existing customers and the expansion of our customer base. In the six months period ended March 31, 2002, as compared to the six months period ended March 31, 2001, we sold an additional 132 fuel monitoring and satellite tracking units to existing customers including Walkers Snack Foods, Mercedes Benz and MFI. This resulted in an increase in sales of equipment revenue of $410,506 or 141.7% to $700,170 from $289,664 for the six months ended March 31, 2002 and 2001, respectively. Service and maintenance revenues for the six months ended March 31, 2002 and 2001 were $38,349 and $56,454, respectively.

COST OF GOODS SOLD

         Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the six months ended March 31, 2002 was $404,563 or 54.8% of revenue as compared to $148,397 or 42.9% of revenue, for the six months ended March 31, 2001. The increase in cost of sales is due to the higher volume of sales of vehicle trackings units with AIC flowmeters which have lower sales margins. The additional increase in cost of goods sold in the second quarter arises from the purchase of a tracking equipment customer database. Most of the units installed in the customers vehicles required replacement of the existing tracking units with Auto-Q units in order to maintain the customer base. This is a one time situation and will not be repeated in the following quarters.

OPERATING EXPENSES

         Operating expenses for the six months ended March 31, 2002 and March 31, 2001 were $493,843 or 63.0% of revenue and $118,455 or 34.2% of revenue, respectively. The increase in operating expenses was primarily attributable to an increase in wages and salaries. During the six months ended March 31, 2002 we employed a total additional 18 employees in the area of sales, marketing, engineering and administrative staff.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUE

         Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the quarter ended March 31, 2002 and March 31, 2001 were $179,281 and $251,008 respectively, representing a decrease of $71,727 or 28.6% for the quarter ended March 31, 2002 over the quarter ended March 31, 2001. The decrease in revenue resulted primarily from orders taken from existing customers, including Walkers Snack Foods Limited and MFI Limited. totaling $89,280 during the later part of the quarter ended March 31, 2002 which were being installed in the following quarter ended June 30, 2002. In the quarter ended March 31, 2002, we sold 40 fuel monitoring and satellite tracking units to existing customers, as compared to the quarter ended March 31, 2001, in which we sold 112 fuel monitoring and satellite tracking units to existing customers. This resulted in a decrease in sales of equipment revenue of $58,619 or 26.7% to $160,768 from $219,387 for the quarter ended March 31, 2002 and 2001, respectively. Service and maintenance revenues for the quarter ended March 31, 2002 and 2001 were $18,513 and $31,621, respectively.

COST OF GOODS SOLD

         Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the three months ended March 31, 2002 was $167,812 or 93.6% of revenue as compared to $116,066 or 46.2% of revenue, for the three months ended March 31, 2001. The increase in cost of sales is due to the higher volume of sales of vehicle trackings units with lower margins as compared to Data Acquisition Units with AIC flowmeters which have lower sales volume but higher profit margins. The additional increase in cost of goods sold in the second quarter arises from the purchase of a tracking equipment customer database. Most of the units installed in the customers vehicles required replacement of the existing tracking units with Auto-Q units in order to maintain the customer base. This is a one time situation and will not be repeated in the following quarters.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2002 and March 31, 2001 were $233,467 or 130.2% of revenue and $85,619 or 34.1% of revenue, respectively. The increase in operating expenses was primarily attributable to an increase in wages and salaries. During the three months period ended March 31, 2002 we employed a total additional 18 employees in the area of sales, marketing, engineering and administrative staff.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations for the six months ended March 31, 2002 was $15,364 as compared to net cash provided by operations for the six months ended March 31, 2001 of $54,847. Net cash used in operations for the six months ended March 31, 2002 reflects a net loss of $137,508 and an increase in prepaid expenses and other current assets of $156,587 offset by decreases in accounts receivable and inventory of $51,880 and $120,936, respectively, and an increase in accrued expenses and other current liabilities of $117,353. Net cash provided by operations for the six months ended March 31, 2001 reflects net income of $62,091 and a decrease in accounts receivable of $66,937 offset by an increase in accounts payable of $54,517.

         Net cash used in investing activities for the six months ended March 31, 2002 was $206,497, primarily consisting of loans receivable of $158,334. Net cash provided by financing activities for the six months ended March 31, 2002 was $223,189, primarily consisting of proceeds from note payable - bank of $131,650 and advances from a stockholder of $97,414.

         At March 31, 2002, we have $1,607 of cash and a working capital deficiency of $449,604 and for the six months ended March 31, 2002 we have sustained a net loss of $137,508. These circumstances raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon positive cash flows from operations and/or financing from the issuance of equity securities. Without such financing, we may not be able to meet our working capital requirements. We plan on expanding our business by hiring additional sales and marketing staff, investing in product development, information technology enhancement and acquisitions.

         Due to the expansion of our customer base and the roll-out of new products and services during fiscal 2001, we anticipate requiring additional cash to support the anticipated growth in accounts receivable and inventory. We also expect our operating expenses to increase as we aggressively seek to expand awareness of our products and services through our marketing campaign and increase our sales personnel. We are considering a variety of funding alternatives including the issuance of equity or debt securities.

         Adequate funds may not be available when needed or may not be available on terms favorable to us. If we are unable to secure sufficient funding, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures or grow our business as we hope. This could have a negative effect on our business, financial condition and results of operations.

                                    PART II.
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
                  A.  Exhibits - None

                  B.  Reports on Form 8-K -  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 3, 2002               AUTO-Q INTERNATIONAL, INC.


                                  By:      /S/ Tom Lam
                                           ----------------------------------
                                           Tom Lam
                                           President and Chief Executive Officer

                                  By:      /S/ Colin Parker
                                           ----------------------------------
                                           Colin Parker
                                           Director, Treasurer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)