Form 10QSB
period 2002-06-30
AUTO Q INTERNATIONAL INC
filed 2002-08-23
CIK 1144254

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 19____, to __________, 19____.

                         Commission File Number 0-26857

                           Auto-Q International, Inc.
               (Exact Name of Registrant as Specified in Charter)

            Delaware                                           98-0226479
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)

                          55-57 Woodcock Trading Estate
                       Warminster, United Kingdom BA12 9DX
                    (Address of Principal Executive Offices)

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


                               YES              X     NO
                         -----                ----

There were 8,996,996 shares of the Registrant's $.0001 par value common stock outstanding as of June 30, 2002.

             Transitional Small Business Format (check one) Yes      NO  X
                                                               ----     ----

                                   FORM 10-QSB

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I.               FINANCIAL INFORMATION

     Item 1.      Consolidated Financial
                  Statements............................................................       3

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................................       4


PART II.              OTHER INFORMATION

     Item 5       Other
                  Information...........................................................       7

     Item 6       Exhibits and Reports on Form
                  8-K...................................................................       7

     Signatures
                  ......................................................................       8

                         PART I - FINANCIAL INFORMATION




ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY


                                      Index
                                      -----

                                                                                Page
                                                                                ----

Consolidated Balance Sheet as of June 30, 2002 (Unaudited)                       F-1

Consolidated Statements of Operations and Comprehensive
    Loss for the Three and Nine Months Ended June 30, 2002
    and 2001 (Unaudited)                                                         F-2

Consolidated Statements of Cash Flows for the Nine Months
    Ended June 30, 2002 and 2001 (Unaudited)                                     F-3

Notes to Consolidated Financial Statements                                       F-5

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)


                                     ASSETS
Current assets:
    Cash                                                            $       403
    Accounts receivable, net of allowance for doubtful accounts
        of approximately $1,000                                         231,649
    Inventory                                                           255,726
    Loans receivable                                                    427,092
    Prepaid expenses and other current assets                            71,248
                                                                    -----------
                Total current assets                                    986,118
Property and equipment, net                                             241,505
Other assets:
    Goodwill, net                                                        16,554
    Deferred acquisition costs                                          157,544
    Deposits                                                              1,905
                                                                    -----------
                Total other assets                                      176,003
                                                                    -----------
                                                                    $ 1,403,626
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable - bank                                             $   275,958
    Accounts payable                                                    597,101
    Current portion of capital lease obligations                         39,108
    Deferred revenue                                                     68,838
    Due to stockholders and directors                                   507,803
    Accrued expenses and other current liabilities                      495,180
                                                                    -----------
                Total current liabilities                             1,983,988
Capital lease obligations                                                57,192
Commitments
Stockholders' deficiency:
    Preferred stock - $.001 par value:
        1,000,000 shares authorized, none issued and outstanding             --
    Common stock - $.001 par value:
        50,000,000 shares authorized; 8,999,996 shares issued
        and outstanding                                                   9,000
    Additional paid-in capital                                          343,744
    Accumulated deficit                                                (978,172)
    Accumulated other comprehensive loss                                (12,126)
                                                                    -----------
                Total stockholders' deficiency                         (637,554)
                                                                    -----------
                                                                    $ 1,403,626
                                                                    ===========



                See notes to consolidated financial statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)



                                                  Three Months Ended             Nine Months Ended
                                                       June 30,                       June 30,
                                             ---------------------------     ---------------------------
                                                2002            2001            2002             2001
                                             -----------     -----------     -----------     -----------
Revenue:
    Sales of equipment                       $   119,303     $   190,076     $   819,473     $   479,740
    Service income                                42,596          20,467          80,945          76,921
                                             -----------     -----------     -----------     -----------
               Total revenue                     161,899         210,543         900,418         556,661

Cost of goods sold:
    Sales of equipment                            97,820         120,254         495,025         255,527
    Service income                                 4,068           8,961          11,426          22,085
                                             -----------     -----------     -----------     -----------
               Total cost of goods sold          101,888         129,215         506,451         277,612
                                             -----------     -----------     -----------     -----------

Gross profit                                      60,011          81,328         393,967         279,049

Operating expenses                               403,024         348,367         896,867         466,822
                                             -----------     -----------     -----------     -----------

Operating loss                                  (343,013)       (267,039)       (502,900)       (187,773)

Interest expense                                   8,703           2,795          17,802           2,814
                                             -----------     -----------     -----------     -----------

Loss before provision for (benefit from)
    income taxes                                (351,716)       (269,834)       (520,702)       (190,587)

Provision for (benefit from) income taxes         38,580          (3,929)          7,102          13,227
                                             -----------     -----------     -----------     -----------

Net loss                                        (390,296)       (265,905)       (527,804)       (203,814)

Other comprehensive income (loss):
    Cumulative translation adjustment            (18,910)          2,637         (18,476)          1,300
                                             -----------     -----------     -----------     -----------

Comprehensive loss                           $  (409,206)    $  (263,268)    $  (546,280)    $  (202,514)
                                             ===========     ===========     ===========     ===========

Basic and diluted net loss per common
    share attributable to common
    stockholders                             $      (.04)    $      (.04)    $      (.06)    $      (.04)
                                             ===========     ===========     ===========     ===========


Weighted average number of shares
       outstanding                             8,999,996       7,482,169       8,999,996       4,952,456
                                             ===========     ===========     ===========     ===========



                See notes to consolidated financial statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months
                                                                                Ended June 30,
                                                                           -----------------------
                                                                             2002          2001
                                                                           ---------     ---------
Cash flows from operating activities:
    Net loss                                                               $(527,804)    $(203,814)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Stock-based compensation                                                  --       242,218
        Depreciation and amortization                                         31,041        12,217
        Deferred income tax expense                                            7,102            --
        Change in assets and liabilities:
           Accounts receivable                                              (114,575)       63,293
           Inventory                                                         126,143       (31,736)
           Prepaid expenses and other current assets                         (26,166)      (22,612)
           Deposits                                                            2,137       (11,262)
           Accounts payable                                                  150,924          (807)
           Deferred revenue                                                   27,036        (1,840)
           Income taxes payable                                                   --         2,341
           Accrued expenses and other current liabilities                    297,870        (5,012)
                                                                           ---------     ---------
                Net cash provided by (used in) operating activities          (26,292)       42,986
                                                                           ---------     ---------

Cash flows from investing activities:
    Purchase of property and equipment                                      (102,566)      (20,840)
    Loans receivable                                                        (210,812)           --
    Deferred acquisition costs                                               (51,605)           --
                                                                           ---------     ---------
                Cash used in investing activities                           (364,983)      (20,840)
                                                                           ---------     ---------

Cash flows from financing activities:
    Proceeds from note payable - bank, net                                   107,656            --
    Payments of capital lease obligations                                    (26,762)       (5,899)
    Advances from (repayment to) stockholders and
        directors, net                                                       331,839       (44,887)
    Issuance of common stock                                                      --       250,020
    Offering costs                                                                --       (62,994)
                                                                           ---------     ---------
                Net cash provided by financing activities                    412,733       136,240
                                                                           ---------     ---------

Effect of exchange rate changes on cash                                      (21,147)       (1,006)
                                                                           ---------     ---------


Net increase in cash                                                             311       157,380

Cash, beginning of year                                                           92            92
                                                                           ---------     ---------

Cash, end of period                                                        $     403     $ 157,472
                                                                           =========     =========




                See notes to consolidated financial statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Concluded)
                                   (Unaudited)


                Supplemental Disclosure of Cash Flow Information


                                               Nine Months Ended June 30,
                                            ------------------------------
                                              2002                 2001
                                            ----------          ----------
Cash paid during the period for:
     Interest                                $17,802             $ 2,814


      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended June 30, 2002, the Company incurred capital lease obligations of $67,030 for new vehicles.




                See notes to consolidated financial statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2002 and 2001 (Unaudited)


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

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three and nine months ended June 30, 2002 and 2001 (unaudited), (b) the financial position at June 30, 2002 (unaudited), and (c) cash flows for the nine month periods ended June 30, 2002 and 2001 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the nine month period ended June 30, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

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

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2002 and 2001 (Unaudited)

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of fiscal 2001. Beginning October 1, 2001, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill.

         The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective October 1, 2001. In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment test as required to determine if a goodwill impairment existed at October 1, 2001. The Company completed its review and determined that no adjustment was necessary as a result of adopting these new standards.

         As of June 30, 2002, the Company has unamortized goodwill in the amount of approximately $17,000. Amortization expense related to goodwill was zero in 2002 and approximately $1,000 and $3,000 for the three and nine months ended June 30, 2001, respectively. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income. Excluding amortization expense related to goodwill of $1,000 and $3,000 for the three and nine months ended June 30, 2001, net loss for those periods would have been approximately $262,000 and $200,000, respectively. Basic and diluted net loss per share would have remained unchanged at $.04 for both the three and nine months ended June 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2002 and 2001 (Unaudited)


undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

3.       EARNINGS/(LOSS) PER SHARE

         The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants and convertible securities.

4.       DEFERRED OFFERING COSTS

         Professional fees associated with the registration of the Company's common stock of approximately $195,000 have been charged to stockholders' equity during the second quarter of 2002 due to the effectiveness of the registration statement.

5.       ACQUISITIONS

         Automotive Information Control Systems (UK) Limited

         In June 2001, the Company entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for approximately L50,000 (approximately $77,000 at June 30, 2002) or 76,924 common shares of Auto-Q. The consummation of the transaction is expected to take place after the effectiveness of the registration statement and approval by the NASD of Auto-Q's common shares for quotation on the OTCBB. The net tangible assets of AICS at the consummation of the transaction are expected to be not less than approximately $22,000. The acquisition will be accounted for using the purchase method of accounting. At June 30, 2002, the Company has advanced AICS approximately $77,000 toward the purchase price which is included in deferred acquisition costs on the accompanying consolidated balance sheet.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2002 and 2001 (Unaudited)


         Gridloc Limited

         In August 2001, the Company entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for L100,000 (approximately $153,000 at June 30, 2002) and 1,538,461 common shares of Auto-Q. The Company has guaranteed to Gridloc that the average ask price for the fourteen days prior to the share exchange will be at least $1 and if not, they will make up the shortfall in cash. Gridloc is a start-up company which was incorporated on March 2, 2001. The consummation of the transaction is expected to take place after the effectiveness of the registration statement and approval by the NASD of Auto-Q's common shares for quotation on the OTCBB. The Company's investment in Gridloc will be accounted for using the equity method of accounting. At June 30, 2002, the Company has loaned Gridloc approximately $230,000 which is included in loans receivable on the accompanying consolidated balance sheet. The loan bears interest at the base rate (4% at June 30, 2002) and is due on or before September 30, 2002.

         In addition, at June 30, 2002, the Company has advanced Gridloc approximately $46,000 toward the purchase price which is included in deferred acquisition costs on the accompanying consolidated balance sheet.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY

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

RESULTS OF OPERATIONS - NINE  MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

      Revenues are generated from the sale, installation, and maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the nine months ended June 30, 2002 and June 30, 2001 were $900,418 and $556,661 respectively, representing an increase of $343,757 or 61.8% for the nine months ended June 30, 2002 from the nine months ended June 30, 2001. The increase in revenue resulted primarily from an increase in the number of systems sold to existing customers and the expansion of our customer base. In the nine month period ended June 30, 2002, as compared to the nine month period ended June 30, 2001, we sold an additional 98 fuel monitoring and satellite tracking units to existing customers including Walkers Snack Foods, Mercedes Benz, Scania Trucks and MFI. This resulted in an increase in sales of equipment revenue of $339,733 or 70.8% to $819,473 from $479,740 for the nine months to June 30, 2002 and 2001, respectively. Service and maintenance revenues for the nine months ended June 30, 2002 and 2001 were $80,945 and $76,921, respectively.

COST OF GOODS SOLD

      Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the nine months ended June 30, 2002 was $506,451 or 56.2% of revenue as compared to $277,612 or 49.9% of revenue, for the nine months ended June 30, 2001. The increase in cost of sales is due to the higher volume of sales of vehicle tracking units with AIC flowmeters which have lower sales margins. This is offset by higher margins on service income for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

OPERATING EXPENSES

      Operating expenses for the nine months ended June 30, 2002 and June 30, 2001 were $896,867 or 99.6% of revenue and $466,822 or 83.9% of revenue, respectively. The increase in operating expenses of $430,045 was attributable to approximately $203,000 of professional fees relating to our NASD registration, $98,000 of expenses relating to a major promotional event at the Commercial Vehicle Show in April 2002, and an increase in wages and salaries in our efforts to build up and expand the company. At June 30, 2002 we employed a total of 19 employees in the area of sales, marketing, engineering and administrative staff compared to 16 at the end of June 30, 2001.

RESULTS OF OPERATIONS - THREE  MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

      Revenues are generated from the sale, installation, and maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the three months ended June 30, 2002 and June 30, 2001 were $161,899 and $210,543 respectively, representing a decrease of $48,644 or 23.1% for the three months ended June 30, 2002 from the three months ended June 30, 2001. The decrease in revenue was primarily due to a new contract with Walkers Snack Foods, which began in the quarter ended June 30, 2001 and resulted in a higher number of systems sold during that quarter as compared to the three months ended June 30, 2002. This resulted in a decrease of 30 units of fuel monitoring and satellite tracking systems to existing customers. This decrease in units sold has lead to a decrease in sales of equipment revenue of $70,773 or 37.2% to $119,303 from $190,076 for three months ended June 30, 2002 and 2001 respectively. Service and maintenance revenues for the three months ended June 30, 2002 and 2001 were $42,596 and $20,467, respectively.

COST OF GOODS SOLD

      Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the three months ended June 30, 2002 was $101,888 or 62.9% of revenue as compared to $129,215 or 61.4% of revenue for the three months ended June 30, 2001. The decrease in cost of sales is due to the lower volume of sales of vehicle tracking units however the increase in cost of goods sold percentage is due to the sales of these units with AIC flowmeters, which have lower sales margins that were sold during the three months to June 30, 2002 as compared to June 30, 2001. This is offset by higher margins on service income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.


OPERATING EXPENSES

      Operating expenses for the three months ended June 30, 2002 and June 30, 2001 were $403,024 or 248.9% of net sales and $348,367 or 165.5% of net sales, respectively. The increase in operating expenses of $54,657 was primarily attributable to approximately $98,000 of expenses relating to a major promotional event at the Commercial Vehicle Show in April 2002. This increase was offset by salary reductions in the three months ended June 30, 2002.




LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operations for the nine months ended June 30, 2002 was $26,292 as compared to net cash provided by operations for the nine months ended June 30, 2001 of $42,986. Net cash used in operations for the nine months ended June 30, 2002 reflects a net loss of $527,804 and an increase in accounts receivable of $114,575 offset by a decrease in inventory of $126,143 and increases in accounts payable and accrued expenses and other current liabilities of $150,924 and $297,870, respectively. Net cash provided by operations for the nine months ended June 30, 2001 reflects a net loss of $203,814 offset by a decrease in accounts receivable of $63,293 and a non-cash charge of $242,218 for stock-based compensation.

      Net cash used in investing activities for the nine months ended June 30, 2002 was $364,983, primarily consisting of loans receivable of $210,812 and purchases of property and equipment of $102,566. Net cash provided by financing activities for the nine months ended June 30, 2002 was $412,733, primarily consisting of proceeds from note payable - bank of $107,656 and advances from stockholders and directors of $331,839.

      At June 30, 2002, we have $403 of cash and a working capital deficiency of $997,870 and for the nine months ended June 30, 2002 we have sustained a net loss of $527,804. These circumstances raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon positive cash flows from operations and/or financing from the issuance of equity securities. Without such financing, we may not be able to meet our working capital requirements. We plan on expanding our business by hiring additional sales and marketing staff, investing in product development, information technology enhancement and acquisitions.

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

Dated:   August 23, 2002


                                    AUTO-Q INTERNATIONAL, INC.


                                    By:       /s/  Tom Lam
                                          ------------------------------------
                                          Tom Lam
                                          President and Chief Executive Officer