Form 10KSB
period 2002-09-30
AUTO Q INTERNATIONAL INC
filed 2003-02-04
CIK 1144254

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 2002.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                  ________________ to ________________.

                      Commission File Number: 333-________

                           Auto-Q International, Inc.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         Delaware                         98-0349160
             (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER
              INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)
              53-57 Woodcock Trading Estate
                   Warminster BA12 9DX
                      United Kingdom
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

    Registrant's telephone number, including area code: (011) 44 198 521 1000

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $964,191.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 10, 2003, is $1,153,685.

         The number of shares of common stock outstanding as of January 27, 2003 was 39,518,212.

                                     PART I

         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

         Overview

         Auto-Q International develops, supplies and installs mobile data acquisition and vehicle tracking systems using global positioning systems and telematics technology. Data collected is then transmitted to a monitoring station or the customer using mobile communication systems. It provides end-users with solutions for diverse applications for vehicle fleet and asset management including tracking and positioning, security, fuel monitoring, navigation, data acquisition and a comprehensive package of reports. Most of the company's business is currently conducted in the United Kingdom.

         The flexible, sophisticated tracking and monitoring systems provide security for customers' valuable assets with readily accessible information for the user. The systems are employed to track vehicles, as metering devices, remote sensors and alarms. Future advances in positioning and telematics technology, including reduced component size, cost, power consumption and increased functionality, are expected to continue to drive global positioning and telematics into a variety of new, high volume applications.

         The company's monitoring systems and reporting packages add value to major logistic operators in reducing operational costs. The products designed and manufactured by the company, are sophisticated and reliable and we believe are far in advance of competitor systems in the field, including those of our main competitor, MinorPlanet Plc.

         Auto-Q International was founded in 1997. Our head office is at 53-57 Woodcock Trading Estate, Warminster, BA12 9DX, United Kingdom.

         Acquisitions

             Automotive Information Control Systems (UK) Limited

             In June 2001, we entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for L43,633 (approximately $61,000) and 76,924 shares of our common stock. In November 2002, we issued 76,924 (pre-dividend) shares of our common stock in consummation of the transaction.

             AICS supplied diesel flowmeters to the automotive industry throughout the United Kingdom. These flowmeters when installed into a vehicle can provide real time and historical fuel consumption figures to the driver in the vehicle and back to the host computer when connected to our data acquisition units. The AICS flowmeter is an integral component of the system we supply to our customers who need to monitor driver and vehicle performances using our data acquisition units in order to economize on fuel consumption in their fleet.

             Gridloc Limited

         In August 2001, we entered into a preliminary agreement (the "Purchase Agreement") to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for L100,000 and 1,538,461 shares of our common stock. The consummation of the transaction was expected to take place after our registration statement was declared effective. Subsequent to the Purchase Agreement, circumstances arose which prevented consummation of the Purchase Agreement as previously agreed upon. On March 21, 2002, we rescinded the Purchase Agreement and have determined that monies loaned to Gridloc in anticipation of the acquisition totaling approximately $277,000 are uncollectible. No shares were issued to Gridloc.

         Products

         Our mobile asset management products offer a range of asset management solutions, including a turnkey satellite and mobile communications-based solution for vehicle fleet management that allows the user to actively manage vehicles in the field, including position and event reporting (e.g., accidents, theft, maintenance needs) and two-way messaging capabilities. Using our mobile asset management products, end-users can effectively track the movement of their vehicles, employees, and goods and services. This enables them to make real-time, informed decisions regarding asset utilization, which can enhance productivity and profitability. For example, positioning data enables end-users to route vehicles in their fleet more efficiently, reducing vehicle downtime, and potentially increasing the number of deliveries or trips per vehicle. In addition, improvements to vehicle management can result in more efficient vehicle maintenance and reduced misuse of vehicles. Finally, end-users can be more responsive to their customers by more effectively managing mobile resources and providing their customers with more detailed information on the location of products and services.

         Our fixed asset tracking products can provide customers with centralized, accurate and timely data on their field assets.

         We currently market our products and services to businesses in the following industries:

-        Retail and Commercial Vehicle Fleets

-        Emergency Services and Government Agencies

-        Insurance Companies and Banks

-        Railroad and Marine Operators

         The following is a table of some of the key Fleet and Asset Management
Products:

                  PRODUCT                                                     DESCRIPTION
FLEETTRAK STANDARD AND PREMIUM                A wireless, digital tracking and communication system that uses global positioning system satellite signals to locate and fix the position of vehicles, transmits the data to base over the global systems for mobile communications network providing constant communication at minimal cost;
                                              offers a two-way messaging and voice option which has the potential to remove the need for paperwork in the vehicle cab.  Drivers' reports, job sheet route changes, emergencies, subsistence claims, customer queries, and changes in work priorities can all be transmitted via the global systems for mobile communications network between the vehicle and base.

FLEETTRAK TRAILER                             A sophisticated tracking and monitoring system designed for trailers and containers.  The system can operate without an external power supply for up to eight weeks.  If a trailer fitted with this unit is stolen, its location can be determined even if the trailer is disconnected from its tractor unit and hidden.  This system also has applications for contractors, manufacturing and storage, plants, boats and containers.

AIC DIESEL FLOWMETER                          Diesel flowmeters designed to monitor fuel consumption of vehicles. The flowmeter is an integral component of the FleetTrak system we supply to our customers who need to monitor driver and vehicle performance.

EGUARD                                        A sophisticated tracking and theft monitoring system designed for the consumer market. In the event of the theft of the vehicle, the system generates a silent automatic alarm to our 24/7 theft monitoring bureau which then notifies the customer and police to aid prompt vehicle recovery.


FM SERIES-FUEL MONITOR SYSTEMS                Provides a complete range of fuel monitoring functions, from controlling access at a single pump to comprehensive fuel use information for a multi-vehicle, multi-site operation.

TOUCHTAG-INTELLIGENT DATA TRANSFER KEY        Automatically transfers data between vehicle and fueling points. Can also be used as a security recognition device with vehicle immobilizing facility.


PRO SERIES-PCS AND PERIPHERALS                Assemble and supply computer hardware and peripherals, designed to meet the needs of fleet managers.

MONITAK-DRIVER INFORMATION MONITOR            Provides visual information for drivers on available driving time in compliance with European Community regulations; records time and distance data over specified periods.

SOFTWARE-FLEET MANAGEMENT SYSTEMS             A fleet management software program that processes and

       PRODUCT                                         DESCRIPTION
SYSTEMS                                       analyzes fuel and vehicle data.

ACTIVE RISK MANAGEMENT PACKAGE                A package that employs our latest
                                              satellite vehicle technology and
                                              has the capability of documenting
                                              vehicle behavior for up to 4
                                              minutes prior to an accident.

         Sales of FleetTrak units accounted for 85.0% of our revenues for the past two years. We also offer a monitoring and report service to our customers for all of our products. This allows a customer to identify asset specific data of importance to its business which we in turn program the unit to record. Our proprietary software allows us to program our products to record a variety of customer specified data on a continuous basis for up to twelve weeks. We can then dial into a particular unit at any time to generate a report containing the customer's specifications for its internal, insurance and regulatory needs.

         Auto-Q provides a one year warranty on the sale of our products. We also provide service, maintenance and support for our customers tracking and monitoring systems through maintenance plans or project specific plans based on time and significance. Service and maintenance fees accounted for 10.5% of revenues in the past year ended September 30, 2002.

SYSTEM COMPONENTS

         All of Auto-Q's products use the same base components namely a microprocessor, a modem and global systems for mobile communications network.

         Auto-Q products utilize standard global systems for mobile communications functionality that is already supported by all major global systems for mobile communications infrastructure suppliers today.

         Our location systems (FleetTrak and Guard) utilize:

         - A standard, unmodified global systems for mobile communications cellular network;

         - Server hardware and software interacting with the global systems for mobile communications cellular network operator's system, placed at the operator's site, at our premises or third party premises;

         - A standard global systems for mobile communications cellular phone, wireless application protocol phone and other global systems for mobile communications mobile devices; and

         -        Our proprietary application software (Mapcom).

         The server consists of a number of computers that manages the traffic between the global systems for mobile communications network and the Mapcom application software. It is designed to handle large quantities of messages used in complex applications. Location technology manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation.

         Our Mapcom application software has been developed based on market and customer driven principles. Normally these applications provide a graphical or text interface to display positions on a computer terminal. Information services relative to a user's location are also supported through Mapcom application software. Mapcom can replay a journey on a current or historical basis.

         Our telematics terminals can be installed in vehicles, machinery or various industrial equipment with associated Mapcom application software to manage the operation of the terminals.

         The FleetTrak units used for in-vehicle applications contain a global systems for mobile communications module. These terminals are built to be installed in vehicles and withstand the harsh in-vehicle operating environment, or in industrial environments without constant supervision by personnel. Terminals have input-output devices for telematics functions. All terminals include a global positioning module which is a satellite tracking technology that complements global systems for mobile communications technology.

         Our FleetTrak units can also be programmed to activate by remote control when, for example, someone reports an item missing, presses a distress button, or when a conventional alarm is triggered. The terminals can also be pre-programmed for movement restriction applications, such as to indicate when a vehicle passes certain limits; e.g., being driven on board of a ferry. The terminal can monitor the performance of machinery and automatically send an alarm if performance is deteriorating. The remote configuration will allow the customer to locate an asset, lock doors on a vehicle, make its lights flash, shut off fuel injection, etc. as well as automatically trigger service calls on a wide variety of industrial equipment. These telematics terminals can be installed at the point of manufacture or in the field to vehicles already in use.

         Companies that rent vehicles, machinery, equipment and containers can use our FleetTrak products and applications for surveillance and allocation purposes. Additionally, they can use the remote control feature, under certain restrictions, to shut off ignition and fuel, lock doors, etc., in case a customer misuses the equipment or does not return the vehicle. In case of theft, the vehicle can also be located and recovered. Fleet managers can realize these same benefits.

         The FleetTrak units are microprocessor-controlled telematics terminals containing a global systems for mobile communications unit. It consists of a global systems for mobile communications transmitter and receiver, a computer circuit board, memory and backup battery power. The battery provides back up in case the regular power source is disconnected. For asset and vehicle security, we offer a covert model where the antenna is very small and does not need to be mounted visibly, in the open or at the exterior, so the units can be completely concealed and hidden in the asset or vehicle. We also offer a more advanced version of the terminals with more facilities and a broader range of global systems for mobile communications functions and additional satellite capability, making it more flexible for extensive fleet management services.

         The telematics platform within the FleetTrak units is the same core platform used in the location system which consists of a micro-processor monitoring a variety of activities. It is designed to handle large quantities of messages used in complex applications. The telematics platform manages the communication processes, including routing of messages, database management and bi-directional message confirmation.

         The FM Series - The fuel monitoring system is a control box which uses the Newcomms Software for downloading and reporting functions. It monitors and controls fuel consumption and discharge of fuel from fuel pumps.

         The AIC Flowmeters - Diesel flowmeters designed to monitor fuel consumption of vehicles. The flowmeter is an integral component of the FleetTrak system we supply to our customers who need to monitor driver and vehicle performance.

INTELLECTUAL PROPERTY

         The following proprietary software applications were developed by Tom Lam and have been assigned by Mr. Lam to Auto-Q:

  - MAPCOM - this is our vehicle tracking and messaging program. MapCom tracks the current position of vehicles within 10-15 seconds using the global systems for mobile communications mobile network and displays the vehicles on mapping for the United Kingdom and Europe. MapCom can also display the historical positions of vehicles on request, provide two-way messaging that details the content of all incoming and outgoing messages to vehicles, and has global mapping display capability.

  - TIM (TRANSPORT INFORMATION MANAGEMENT) - this is our vehicle data acquisition downloading and reporting software. It is used in the product "Software - Fleet Management Systems". Vehicle hardware (e.g., FleetTrak) continuously monitors a variety of vehicle activity, such as distance traveled, driving hours, severe braking, idling time, non-economy driving, fuel consumption, and stores the data in its memory for a period of up to 12 weeks. Using the TIM software we can communicate with the FleetTrak unit via a telephone network, radio or global systems for mobile communications mobile network and download the stored data to an office PC and generate reports per the customer's specification.

  - NEWCOMMS - this is our static fuel monitor downloading and reporting software program. Used in the products FM series - fuel monitoring system. Our fuel monitor systems, installed at a customer's location, control diesel and gas oil pumps, records the pumps activities and transactions in its memory a period of for up to 8 weeks. The Newcomms software communicates with the fuel monitor by telephone network, radio or global systems for mobile communications mobile network to download data to an office personal computer and generates reports per the customer's specification.

         Auto-Q does not hold any patents, trademarks or licenses.

SUPPLIERS RELATIONSHIPS AND MANUFACTURING

         Our major component, hardware and technology suppliers are listed below:

-        Newbury Electronics Ltd.

-        Telecom Design Communications Ltd.

-        MBJ Electronics

-        Maple Fleet Services Ltd.

         We source our equipment and technology from approximately twenty suppliers in order to receive competitive pricing and to minimize reliance upon a limited source of supply for our equipment and technology.

MARKET

         The value of the vehicle tracking and telematics industry is expected to grow worldwide to over $33 billion in 2005 (Web Tech Wireless) and by 2005 85% of new cars sold will have telematics. In Europe, the telematics market is projected to grow from $1 billion in 2000 to $6.6 billion in 2007 (2000 Frost & Sullivan).

         Within the vehicle tracking and telematics industry there are two distinct areas of operation for which we provide products and services:

- FLEET MANAGEMENT AND INFORMATION - Vehicle telematics and fleet management units linked to a global positioning system for vehicle location and integrated into global systems for mobile communications networks for communications and data transfer were created and continue to develop at a considerable pace as a result of the desire of fleet operators and fleet owners for information on all aspects of vehicle operation, including delivery schedules, location, speed, temperature, fuel usage, proof of delivery system and allows for an infinite variety of operational configurations.

- VEHICLE SECURITY - Global positioning systems are used for the prevention and detection of stolen vehicles.

         Each of these markets originated for different purposes and to service a different sector of the community. We believe the availability of positioning systems as a commonly used medium for both applications means that both markets, which had been developed separately, will converge as a result of overlapping customer requirements.

         Auto-Q currently provides the market with a comprehensive range of tracking and monitoring systems for all vehicles from cars and vans to large commercial vehicles. Other competitors tend to specialize in sectors of the product range and do not offer a full range of user-friendly reporting and information systems.

MARKETING AND SALES STRATEGY

         In order to fully exploit the fleet management and information and vehicle security markets, we have adopted an aggressive sales plan and propose to invest significantly in additional sales and marketing staff as well as outsourcing general public relations and marketing services. We believe an effective and penetrative marketing program linked to continuous product enhancements is an essential part of what is now a fast moving automotive environment.

     Our target markets include the following:

         -        Private car and fleet users for continuous theft monitoring.

         - Freight hauliers who need a comprehensive fleet monitoring, communication and management system.

         -        Parcel delivery companies.

         -        Bus and coach companies.

         -        Emergency services - Police, Fire and Ambulance.

         - Fleet operators with trailers and temperature controlled trailers.

         Our strategy is to leverage our expertise in global positioning and other position solutions, coupled with information and communication technologies to provide a comprehensive product offering to our customers. Our primary objectives are:

         - Focus on growth markets. We target markets which offer the greatest potential for growth, profitability, and a leadership position. Currently, we focus on two market segments: fleet management and information and vehicle and asset security. We believe these market segments can be characterized by a need for improved productivity, lower cost, and better information.

         - Continue to provide innovative, differentiated product solutions. Our objective is to continuously provide innovative solutions that deliver significant value to our end-users. We intend to improve our market position through research and development spending which provides us with products differentiated through software, hardware, and application specific features. In addition, we will target solutions aimed at specific applications.

         -        Develop products that integrate communications technologies.
                  In developing our products we intend to integrate within our markets the functionality brought about by the convergence of positioning, wireless, and information technologies. We seek to combine these technologies to create products that provide end-users with comprehensive positioning solutions, which enable the real-time management of information and enhance productivity and efficiency.

         - Pursue strategic alliances. As our markets develop and new markets emerge, we believe it will be critical for us to forge and maintain strategic alliances. As our industry grows, we may take advantage of acquisition opportunities, which complement our product portfolio, expand our technology, enable us to enter new markets, or solidify our current market position. Additionally, we may use acquisitions to increase our customer base and facilitate our entry into new markets. In each case, our focus will be to leverage existing technologies, marketing resources, and to identify strategic partners.

         During the last twelve months, we have benefited from a sharp increase of referrals from our existing clients which we will build upon with the following marketing tools:

         -        Colorful, clear and descriptive product brochures

         - A comprehensive web site detailing the range of our products and services

         - A targeted advertising campaign in appropriate trade journals and magazines

         -        Attendance at major trade exhibitions

         - Retention of a professional marketing and public relations firm

         -        Direct mailing followed by a professional telesales approach

         - Traditional face to face approaches by an experienced sales team

EXISTING CLIENTS

         Our current customer base over the last two years includes:

         MAN Manchester
         G & S International
         Mercedes Benz
         ERF Finance
         Sutton & Sons (St. Helens) Ltd.
         Walkers Snack Foods Ltd. (Subsidiary of Pepsi Cola)
         Allied Mills Ltd.
         Security Express Ltd.
         MFI
         BNFL
         Scania Trucks
         The Engineering Link, Railtrack PLC
         Monmouth County Council
         Oxfordshire County Council

GOVERNMENTAL REGULATION

         We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially effect our operations.

CORPORATE HISTORY

         We incorporated in the State of Delaware on April 26, 2001 and acquired our operating subsidiary, Auto-Q International Limited (formerly Warminster Systems Limited), effective on April 27, 2001. Auto-Q International Limited was formed on August 6, 1997 and commenced operations on October 1, 1997.

COMPETITION

         Within each of our target markets, we encounter direct competition from other positioning and fleet management information providers.

         In the fleet management and information market, in the United Kingdom we face ongoing competition primarily from other vehicle management system providers, such as Minorplanet Systems, PLC, Global Telematics and VeMis Limited.

         In the vehicle security market we face competition from global positioning system providers such as Tracker, TrakBak and NavTrak.

         Although principal competitive factors vary between markets, typical competitive factors include ease of use, size, weight, power, consumption, features, performance, reliability and price. In the commercial solution applications, ease of use and user functionality become the differentiating factors. We believe that our products currently compare favorably with respect to these factors.

         We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to provide more complete solutions, as well as products and services that have significantly differentiated features with improved cost/benefit ratios to our end-users. Our immediate challenge is to develop a higher marketing profile, develop our professional sales staff, overall infrastructure and exploit the opportunities available in order to match the existing market penetration enjoyed by our major competitors.

EMPLOYEES

         We have 20 full-time and 2 part-time employees. Of these, 4 are in management, 8 are in sales/marketing, 6 are in administration and 4 are engineers. We believe our relationships with our employees are satisfactory.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our headquarters are located at 53-57 Woodcock Trading Estate, Warminster, BA12 9DX, United Kingdom, where we occupy approximately 4,600 square feet of leased space under a lease that ends in November, 2003. Annual base rent under the lease is approximately $19,000. We anticipate requiring additional space as we continue to expand our sales and marketing staff.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On October 8, 2002 the company completed a stock dividend of three shares of its common stock for every one share of its outstanding common stock. At January 10, 2003, the Company had approximately 109 shareholders of record.

         On September 13, 2002, the Company's common stock was approved for quotation on the NASD OTCBB under the trading symbol "AUTQ". The high and low bid quotations for the Company's common stock were as follows for the periods below (as reported by NASDAQ). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

                                                                High Bid        Low Bid
Fiscal Year Ended September 30, 2002
   1st Quarter                                                    N/A             N/A
   2nd Quarter                                                    N/A             N/A
   3rd Quarter                                                    N/A             N/A
   4th Quarter                                                   1.42            1.15

RECENT SALE OF UNREGISTERED SECURITIES

         The following securities were issued by Auto-Q International Inc. within the past three years and were not registered under the Securities Act of 1933, as amended (the "Act"). All of these securities are considered to be restricted securities for the purposes of the Act. All certificates representing these issued and outstanding restricted securities of the company contain appropriate text detailing their restricted status and the company has issued "stop transfer" instructions to its transfer agent for these securities.

         1. On April 27, 2001, we entered into a share exchange with all of the stockholders of Auto-Q International Limited, a company formed under the laws of United Kingdom and Wales ("Auto-Q"), pursuant to which we issued 6,300,000 shares of our common stock in exchange for 500 shares of Auto-Q's capital stock, which constitutes all of Auto-Q's issued and outstanding capital stock. All 6,300,000 shares of our common stock contemplated by the exchange have been issued. Upon the consummation of the share exchange, Auto-Q became a wholly owned subsidiary of Auto-Q International Inc. The issuance of these shares was exempt from the registration requirements of the securities act under Section 4(2) and Regulation D of the Act, as a transaction by an issuer not involving a public offering. In conjunction with the exchange of shares, the then shareholders of Auto-Q International Inc. gave 2,612,400 shares to certain employees. A total of four investors participated in this transaction.

         2. On April 27, 2001 we issued 2,699,996 restricted shares of our common stock to purchasers in a private offering to persons resulting in gross proceeds of $250,020. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

         3. In June 2001, we entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for L43,633 (approximately $61,000) and 76,924 common shares of our common stock. In November 2002, we issued 76,924 (pre-dividend) shares of our common stock in consummation of the acquisition. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

         4. In August 2001, we entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for L100,000 and 1,538,461 shares of our common stock. The consummation of the transaction was expected to take place after our registration statement was declared effective. Subsequent to the Purchase Agreement, circumstances arose which prevented consummation of the Purchase Agreement as previously agreed upon. On March 21, 2002, we rescinded the Purchase Agreement and have determined that monies loaned to Gridloc in anticipation of the acquisition totaling approximately $277,000 are uncollectible. No shares were issued to Gridloc.

         5. In September 2002, we issued 353,544 restricted shares of our common stock to purchasers in a private offering to persons resulting in gross proceeds of $39,766. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.

         Management believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

         Our accounting policies are more fully described in Note 2 to the consolidated financial statements, located in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

         Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for doubtful accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Long-lived assets - In the evaluation of the fair value and future benefits of long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

         Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies.

         RESULTS OF OPERATIONS - YEARS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenue

         Revenues are generated from the sale, installation, and maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the years ended September 30, 2002 and September 30, 2001 were $964,191 and $617,519 respectively, representing an increase of $346,672 or 56.1% for the year ended September 30, 2002 from the year ended September 30, 2001. The increase in revenue resulted primarily from an increase in the number of systems sold to existing customers and the expansion of our customer base. Existing customers include, Walkers Snack Foods, Mercedes Benz, Scania Trucks and MFI. This resulted in an increase in sales of equipment revenue of $327,565 or 61.2% to $862,748 from $535,183 for the year ended September 30, 2002 and 2001, respectively. Service and maintenance revenues for the years ended September 30, 2002 and 2001 were $101,443 and $82,336, respectively.

         Cost of Goods Sold

         Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the year ended September 30, 2002 was $545,316 or 56.6% of revenue as compared to $367,699 or 59.5% of revenue, for the year ended September 30, 2001. The decrease in the cost of goods sold percentage and corresponding increase in margins is a direct result of our acquisition of AICS. Since we are now the UK distributor for the AIC flowmeter, we are able to purchase the flowmeters at lower costs.

         Selling, General & Administrative Expenses

         Selling, general and administrative expenses for the year ended September 30, 2002 and September 30, 2001 were $1,362,717 or 141.3% of revenue and $669,251 or 108.4% of revenue, respectively. The increase in selling, general and administrative expenses of $693,466 was primarily attributable to approximately $140,000 of professional fees relating to our registration statement, $191,000 of costs relating to potential acquisitions that were terminated, $98,000 of expenses relating to a major promotional event at the Commercial Vehicle Show in April 2002 and an increase in wages and salaries of $76,000 due to the increase in sales, marketing, engineering and administrative staff in the third quarter of fiscal 2001.

         Write-off of Loans Receivable

         In the fourth quarter of fiscal 2002, we wrote off loans to Gridloc Limited of approximately $277,000 upon the rescission of our acquisition agreement, and to Global-i of approximately $197,000 due to their liquidation.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations for the year ended September 30, 2002 was $163,929 as compared to net cash provided by operations for the year ended September 30, 2001 of $33,771. Net cash used in operations for the year ended September 30, 2002 reflects a net loss of

$1,543,991 offset by the write-off of loans receivable of $474,062, a decrease in inventory of $85,729 and increases in accounts payable and accrued expenses and other current liabilities of $189,704 and $500,898, respectively. Net cash provided by operations for the year ended September 30, 2001 reflects a net loss of $390,749 and an increase in inventory of $288,375 offset by stock-based compensation of $242,000, a decrease in accounts receivable of $82,824 and increases in accounts payable and accrued expenses and other current liabilities of $289,306 and $145,255, respectively.

         Net cash used in investing activities for the year ended September 30, 2002 was $488,872, primarily consisting of a reduction in loans receivable of $253,137, payments for software development of $113,573 and the purchase of intangible assets of $99,997. Net cash used in investing activities for the year ended September 30, 2001 was $342,189, primarily consisting of loans receivable of $208,152 and deferred acquisition costs of $101,958.

         Net cash provided by financing activities for the year ended September 30, 2002 was $717,724, primarily consisting of advances from stockholders and directors of $611,702 and proceeds from note payable - bank of $100,050. Net cash provided by financing activities for the year ended September 30, 2001 was $312,545, primarily consisting of proceeds from the issuance of common stock of $250,020, advances from stockholders and directors of $106,585 and proceeds from note payable - bank of $161,977 offset by deferred offering costs of $194,634.

         At September 30, 2002, we have no cash, a working capital deficiency of $2,095,014, a stockholders' deficiency of $1,686,469 and for the year ended September 30, 2002 we have sustained a net loss of $1,543,991. These circumstances raise a doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon positive cash flows from operations and financing from the issuance of equity securities. Without such financing, we may not be able to meet our working capital requirements.

         We expect our operating expenses to continue to increase as we aggressively seek to expand awareness of our products and services through our marketing campaigns and increase our sales personnel. Adequate funds may not be available when needed or may not be available on terms favorable to us. If we are unable to secure sufficient funding, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures or grow our business as we hope. This could have a negative effect on our business, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of Auto-Q International, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Mahoney Cohen & Company, CPA, P.C. are presented beginning at page F-1.

                                                            FINANCIAL STATEMENTS

                                                      AUTO-Q INTERNATIONAL, INC.

                                                     SEPTEMBER 30, 2002 AND 2001

                                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                        Page
                                                                        ----
Independent Auditor's Report                                             F-1

Consolidated Balance Sheet as of September 30, 2002                      F-2

Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended September 30, 2002 and 2001                F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
     for the Years Ended September 30, 2002 and 2001                     F-4

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2002 and 2001                                         F-5

Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Auto-Q International, Inc. and Subsidiary

            We have audited the accompanying consolidated balance sheet of Auto-Q International, Inc. and Subsidiary as of September 30, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Q International, Inc. and Subsidiary as of September 30, 2002 and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained net losses for the years ended September 30, 2002 and 2001 and has a working capital and stockholders' deficiency at September 30, 2002 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
December 13, 2002

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                     ASSETS

Current assets:
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $3,000                              $   136,944
     Inventory                                                             303,266
     Prepaid expenses and other current assets                              47,296
                                                                       -----------
                  Total current assets                                     487,506

Property and equipment, net (Notes 4 and 7)                                150,839

Other assets:
     Goodwill, net                                                          16,863
     Software development, net                                             109,848
     Intangible assets (Note 5)                                            184,194
     Deposits                                                                1,205
                                                                       -----------
                  Total other assets                                       312,110
                                                                       -----------

                                                                       $   950,455
                                                                       ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Note payable - bank (Note 6)                                      $   271,492
     Current portion of capital lease obligations (Note 7)                  35,089
     Accounts payable                                                      644,206
     Deferred revenue                                                       50,255
     Due to stockholders and directors (Note 8)                            874,484
     Accrued expenses and other current liabilities (Note 9)               706,994
                                                                       -----------
                  Total current liabilities                              2,582,520

Capital lease obligations (Note 7)                                          54,404

Commitments (Note 14)

Stockholders' deficiency:
     Preferred stock - $.001 par value:
         1,000,000 shares authorized, none issued and outstanding             --
     Common stock - $.001 par value:
         50,000,000 shares authorized; 9,353,540 shares issued
              and outstanding                                                9,354
     Additional paid-in capital                                            383,156
     Accumulated deficit                                                (1,994,358)
     Accumulated other comprehensive loss                                  (84,621)
                                                                       -----------
                  Total stockholders' deficiency                        (1,686,469)
                                                                       -----------

                                                                       $   950,455
                                                                       ===========


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
          Consolidated Statements of Operations and Comprehensive Loss
                 For the Years Ended September 30, 2002 and 2001


                                                               2002              2001
                                                           -----------       -----------
Revenue (Note 13):
     Sales of equipment                                    $   862,748       $   535,183
     Service income                                            101,443            82,336
                                                           -----------       -----------
                     Total revenue                             964,191           617,519

Cost of goods sold                                             545,316           367,699
                                                           -----------       -----------

Gross profit                                                   418,875           249,820

Selling, general and administrative expenses                 1,362,717           669,251
Write-off of loans receivable (Note 12)                        474,062              --
                                                           -----------       -----------
                                                             1,836,779           669,251
                                                           -----------       -----------


Operating loss                                              (1,417,904)         (419,431)

Interest expense (Note 8)                                      107,378             3,060
                                                           -----------       -----------

Loss before provision for (benefit from) income taxes       (1,525,282)         (422,491)

Provision for (benefit from) income taxes (Note 10)             18,709           (31,742)
                                                           -----------       -----------

Net loss                                                    (1,543,991)         (390,749)


Other comprehensive income (loss):

     Cumulative translation adjustment                         (90,969)            5,789
                                                           -----------       -----------

Comprehensive loss                                         $(1,634,960)      $  (384,960)
                                                           ===========       ===========


Basic and diluted net loss per common share
     attributable to common stockholders                   $      (.17)      $      (.07)
                                                           ===========       ===========

Weighted average number of shares outstanding                9,029,054         5,972,658
                                                           ===========       ===========




                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended September 30, 2002 and 2001

                                                                                                     Accumulated           Total
                                              Common Stock          Additional                         Other           Stockholders'
                                          --------------------       Paid-In        Accumulated     Comprehensive        Equity
                                            Shares     Amount        Capital          Deficit       Income (Loss)      (Deficiency)
                                          ---------   --------     -----------      -----------     -------------      ------------
Balance, October 1, 2000                  3,687,600   $  3,688     $    51,670      $   (59,618)     $       559       $    (3,701)
Issuance of 2,612,400 shares of
   Common Stock on April 27, 2001
   for compensation (at $.0926 per
   share) (Note 11)                       2,612,400      2,612         239,388             --               --             242,000
Issuance of 2,699,996 shares of
   Common Stock on April 27, 2001
   for cash (at $.0926 per share)         2,699,996      2,700         247,320             --               --             250,020
Net loss                                       --         --              --           (390,749)            --            (390,749)
Cumulative translation adjustment              --         --              --               --              5,789             5,789
                                          ---------   --------     -----------      -----------      -----------       -----------
Balance, September 30, 2001               8,999,996      9,000         538,378         (450,367)           6,348           103,359
Issuance of 353,544 shares of Common
   Stock on September 13, 2002 for cash     353,544        354          39,412             --               --              39,766
Offering costs                                 --         --          (194,634)            --               --            (194,634)
Net loss                                       --         --              --         (1,543,991)            --          (1,543,991)
Cumulative translation adjustment              --         --              --               --            (90,969)          (90,969)
                                          ---------   --------     -----------      -----------      -----------       -----------
Balance, September 30, 2002               9,353,540   $  9,354     $   383,156      $(1,994,358)     $   (84,621)      $(1,686,469)
                                          =========   ========     ===========      ===========      ===========       ===========


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2002 and 2001

                                                                       2002               2001
                                                                    -----------       -----------
Cash flows from operating activities:
     Net loss                                                       $(1,543,991)      $  (390,749)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
          Stock-based compensation                                         --             242,000
          Write-off of loans receivable                                 474,062              --
          Accrued interest - stockholders and directors                  81,648              --
          Depreciation and amortization                                  49,068            18,444
          Deferred income tax expense                                     7,233            (7,091)
          Change in assets and liabilities:
               Accounts receivable                                      (17,686)           82,824
               Inventory                                                 85,729          (288,375)
               Prepaid expenses and other current assets                 (1,179)          (34,807)
               Deposits                                                   2,912            (3,890)
               Accounts payable                                         189,704           289,306
               Deferred revenue                                           7,673             9,252
               Income taxes payable                                        --             (28,398)
               Accrued expenses and other current liabilities           500,898           145,255
                                                                    -----------       -----------
                     Net cash provided by (used in) operating
                        activities                                     (163,929)           33,771
                                                                    -----------       -----------

Cash flows from investing activities:

     Purchase of property and equipment                                 (22,165)          (32,079)
     Payments for software development                                 (113,573)             --
     Purchase of intangible assets                                      (99,997)             --
     Loans receivable                                                  (253,137)         (208,152)
     Deferred acquisition costs                                            --            (101,958)
                                                                    -----------       -----------
                     Cash used in investing activities                 (488,872)         (342,189)
                                                                    -----------       -----------

Cash flows from financing activities:

     Proceeds from note payable - bank, net                             100,050           161,977
     Payments of capital lease obligations                              (33,794)          (11,403)
     Advances from stockholders and directors, net                      611,702           106,585
     Deferred offering costs                                               --            (194,634)
     Proceeds from issuance of common stock                              39,766           250,020
                                                                    -----------       -----------
                     Net cash provided by financing activities          717,724           312,545
                                                                    -----------       -----------

Effect of exchange rate changes on cash                                 (65,044)           (4,098)
                                                                    -----------       -----------

Net increase (decrease) in cash                                            (121)               29

Cash, beginning of year                                                     121                92
                                                                    -----------       -----------

Cash, end of year                                                   $      --         $       121
                                                                    ===========       ===========


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Concluded)
                 For the Years Ended September 30, 2002 and 2001

                Supplemental Disclosures of Cash Flow Information

                                            2002             2001
                                          --------         -------
Cash paid during the year for:
     Interest                             $ 49,270         $ 3,621
     Income taxes                         $  7,953         $24,704




      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the years ended September 30, 2002 and 2001, the Company incurred capital lease obligations of $64,339 and $64,134, respectively, for new vehicles.


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 1 -    Principles of Consolidation and Operations

            The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a U.S. holding company, and its wholly-owned subsidiary, Auto-Q International Limited ("Auto-Q UK"), previously named Warminster Systems Limited, a U.K. company (collectively, the "Company"). Auto-Q UK has a wholly-owned subsidiary, Automotive Information Control Systems (UK) Limited ("AICS"), a U.K. company, which is inactive. Auto-Q UK is engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation. In March 2002, Auto-Q's registration statement was declared effective by the Securities and Exchange Commission and on September 13, 2002, the Company's stock was approved for quotation on the NASD OTC Bulletin Board.

            Acquisition

            Auto-Q was incorporated in the State of Delaware on April 26, 2001 and merged effectively on April 27, 2001 with Auto-Q UK, a private company incorporated in Bristol, England.

            Pursuant to this merger, Auto-Q issued 6,300,000 shares of its common stock for all of the common stock of Auto-Q UK. As a result of this acquisition, the stockholders of Auto-Q UK effectively acquired Auto-Q and control thereof. In conjunction with the exchange of shares, the then stockholders of Auto-Q gave 2,612,400 shares to new employees (see Note 11). Accordingly, this acquisition has been accounted for as a reverse acquisition for financial statement purposes and the accompanying consolidated financial statements give effect to the merger for all periods presented.

Note 2 -    Summary of Significant Accounting Policies

            Foreign Currency Translation

            The assets and liabilities of Auto-Q UK are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of stockholders' equity. Auto-Q UK's functional currency is the British Pound Sterling.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 -    Summary of Significant Accounting Policies (Continued)

            Inventory

            Inventory is stated at the lower of cost (first-in, first-out method) or market and consists entirely of finished goods.

            Property and Equipment

            Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by accelerated methods over the assets' estimated lives ranging from five to ten years. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

            Goodwill

            Goodwill represents the aggregate excess of the cost of the company acquired over the fair value of their net assets at the date of acquisition and was being amortized by the straight-line method over a period of ten years. Amortization expense charged to operations was approximately $4,000 for the year ended September 30, 2001. Accumulated amortization amounted to approximately $17,000 at September 30, 2002 and 2001. Commencing October 1, 2001, goodwill is no longer amortized but will be reviewed for impairment on an annual basis.

            Software Development

            In accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," during the year ended September 30, 2002, the Company capitalized software development costs and is amortizing them by the straight-line method over five years. Amortization expense charged to operations for the year ended September 30, 2002 and accumulated amortization at September 30, 2002 was approximately $10,000.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies (Continued)

         Intangible Assets

         Intangible assets, which consist of a distribution agreement and customer list, will be amortized by the straight-line method over their estimated useful lives of three and five years, respectively.

         Deferred Offering Costs

         Professional fees associated with the registration of the Company's common stock of approximately $195,000 have been charged to stockholders' equity during the second quarter of 2002 due to the effectiveness of the registration statement.

         Revenue Recognition

           Sales of Equipment

         Sales of equipment are recorded upon delivery, installation and acceptance by the customer.

           Service Income

         Advance payments for service contracts are recorded as deferred revenue when received and recognized as income over the life of the contract. Services performed on non-contract related equipment are recognized when the service is provided.

         Warranty

         Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

         Shipping and Handling Costs

         The Company includes shipping and handling costs in cost of goods sold.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies (Continued)

         Advertising Expenses

         Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended September 30, 2002 and 2001 were approximately $6,000 and $27,000, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Net Loss per Common Share

         Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company has no common equivalent shares outstanding.

         Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2002, management believes the fair value of all financial instruments approximated carrying value.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies (Continued)

         New Accounting Pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of fiscal 2001. Beginning October 1, 2001, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill. The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective October 1, 2001.

         In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment test as required to determine if a goodwill impairment existed at October 1, 2001. The Company completed its review and determined that no adjustment was necessary as a result of adopting these new standards. Additionally, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required.

         As of September 30, 2002, the Company has unamortized goodwill of approximately $17,000. Amortization expense related to goodwill was zero in 2002 and approximately $4,000 for the year ended September 30, 2001. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income. Excluding the amortization expense related to goodwill, net loss and basic and diluted net loss per share for the year ended September 30, 2001 would have been approximately $387,000 and $.06, respectively.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies (Continued)

         New Accounting Pronouncements (Continued)

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

         In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 2 - Summary of Significant Accounting Policies (Continued)

         New Accounting Pronouncements (Continued)

technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principal Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions in SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 3 - Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $1,543,991 and $390,749 for the years ended September 30, 2002 and 2001, respectively, and has working capital and stockholders' deficiencies of $2,095,014 and $1,686,469, respectively, at September 30, 2002, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and financing from the issuance of equity or debt securities. Without such financing, the Company may not be able to meet its working capital requirements. The Company plans on expanding its business by hiring additional sales and marketing staff and investing in product development and information technology enhancement. The Company is also seeking financing through the issuance of equity securities. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4 - Property and Equipment

         At September 30, 2002, property and equipment consists of:

         Machinery and equipment                                    $  14,228
         Computer equipment                                            19,519
         Furniture and fixtures                                        19,417
         Leasehold improvements                                        15,374
         Capitalized vehicles                                         137,700
                                                                    ---------
                                                                      206,238

         Less: Accumulated depreciation and
           amortization                                                55,399
                                                                    ---------
                                                                    $ 150,839
                                                                    =========

Note 5 - Intangible Assets

         At September 30, 2002, intangible assets consist of:

         Distribution agreement (a)                                 $ 152,654
         Customer list                                                 31,540
                                                                    ---------
                                                                    $ 184,194
                                                                    =========

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 5 - Intangible Assets (Continued)

         (a) In September 2002, Auto-Q UK acquired all of the issued and outstanding ordinary shares of AICS, a corporation organized under the laws of England and Wales, for L43,633 (approximately $61,000) and 76,924 common shares of Auto-Q. The shares, which were not issued until November 2002, were valued at $1.20 per share, totaling approximately $92,000 which is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet (see Note 9). The entire purchase price was allocated to a distribution agreement.

Note 6 - Note Payable - Bank

         Auto-Q UK has a L180,000 (approximately $281,000 at September 30, 2002) line of credit with a commercial bank which is due on demand. Under the terms of the agreement, Auto-Q UK pays interest at 4% over the base rate (8% at September 30, 2002). The borrowings are guaranteed by one stockholder (limited to L175,000) and another stockholder (limited to L25,000).

Note 7 - Capital Lease Obligations

         At September 30, 2002, capital lease obligations consist of:

         Six obligations, payable in monthly
           installments ranging from approximately
           $300 to $1,800, including interest ranging
           from 9.7% to 12.5% and maturing on various
           dates through August 2005; secured by
           specific equipment with a carrying value
           of approximately $99,000 at September 30, 2002            $ 101,798

         Less:  Amount representing interest                            12,305
                                                                     ---------
                                                                        89,493
         Less:  Current portion                                         35,089
                                                                     ---------
                                                                     $  54,404
                                                                     =========

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 7 - Capital Lease Obligations (Continued)


         Maturities of capital lease obligations are as follows:

          Year Ending
         September 30,
         -------------
             2003                                      $ 35,089
             2004                                        39,472
             2005                                        14,932
                                                       --------
                                                       $ 89,493
                                                       ========

Note 8 - Due to Stockholders and Directors

         Due to stockholders and directors includes approximately $585,000 of loans which bear interest at rates ranging from 3% to 6% over the base rate (7% to 10% at September 30, 2002) and are due on demand. Interest expense charged to operations for the year ended September 30, 2002 was approximately $82,000 and is accrued in the balance due at September 30, 2002.

         Additionally, due to stockholders and directors includes approximately $289,000 which is non-interest bearing and due on demand.

Note 9 - Accrued Expenses and Other Current Liabilities

         At September 30, 2002, accrued expenses and other current liabilities consists of:

         Payroll taxes and health insurance                          $ 294,791
         Professional fees                                             172,515
         Due to seller - AICS                                           90,309
         Other current liabilities                                     149,379
                                                                     ---------

                                                                     $ 706,994
                                                                     =========

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 10 - Income Taxes

         The provision for (benefit from) income taxes for the years ended September 30, 2002 and 2001 consists of the following:

                                                    2002          2001
                                                  --------      --------
         United Kingdom:
           Current                                $ 11,476      $(24,651)
           Deferred                                  7,233        (7,091)
                                                  --------      --------

                                                  $ 18,709      $(31,742)
                                                  ========      ========

         A reconciliation of the United States income tax rate to the effective tax rate for the years ended September 30, 2002 and 2001 is as follows:

                                                      2002                          2001
                                             -----------------------       -----------------------
Statutory U.S. income tax rate               $(518,596)         34.0%      $(143,647)         34.0%
Income tax rate differential between the
  United States and the United Kingdom         207,848         (13.6)         59,149         (14.0)

Stock-based compensation                            --            --          48,400         (11.5)
Change in valuation allowance                  309,278         (20.3)             --            --
Other                                           20,179          (1.3)          4,356          (1.0)
                                             ---------       -------       ---------       -------
                                             $  18,709          (1.2)%     $ (31,742)          7.5%
                                             =========       =======       =========       =======

         The tax effects of temporary differences that gave rise to the long-term deferred tax assets at September 30, 2002 are as follows:

         Net operating loss carryforward           $  309,278
         Less: Valuation allowance                   (309,278)
                                                   ----------
                                                   $       --
                                                   ==========

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 10 - Income Taxes (Continued)

         At September 30, 2002, Auto-Q UK has a net operating loss carryforward in the United Kingdom of approximately L882,000 (approximately $1,378,000 at September 30, 2002) that can be carried forward indefinitely. Auto-Q has a net operating loss carryforward in the United States of approximately $140,000 that can be carried forward and will expire in 2022. The Company has fully reserved the tax benefit of the net operating loss carryforward temporary differences because the likelihood of realization is uncertain.

Note 11 - Stock-Based Compensation

         On April 27, 2001, the then stockholders of Auto-Q gave 2,612,400 vested shares to new employees of the Company as a sign-on bonus. The compensation of $242,000 has been recorded at the fair market value at the date of issuance.

Note 12 - Loans Receivable

         In August 2001, Auto-Q UK entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for L100,000 and 1,538,461 common shares of Auto-Q. The consummation of the transaction was expected to take place after the effectiveness of the registration statement. During fiscal 2002, the Company rescinded the agreement and deemed amounts loaned to Gridloc of approximately $277,000 to be uncollectible.

         In addition, Auto-Q UK had loaned approximately $197,000 to a company who liquidated during the year. All amounts loaned were deemed uncollectible.

Note 13 - Concentration of Credit Risk and Major Customers

         Accounts Receivable

         Credit risk with respect to trade receivables is mitigated by Company controls on its credit evaluation process, credit limits and monitoring procedures. Bad debt expenses have been insignificant, and generally, the Company does not require collateral or other security to support accounts receivable.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 13 - Concentration of Credit Risk and Major Customers (Continued)

         Major Customers

         Sales to two customers accounted for approximately 67% and 57% of the total revenue for the years ended September 30, 2002 and 2001, respectively.

Note 14 - Commitments

         The Company leases warehouse and office space under a non-cancellable operating lease expiring in 2003. The Company's future minimum lease payments, excluding escalation charges, are as follows:

          Year Ending
         September 30,
         -------------
             2003                                      $ 19,000
             2004                                         3,000
                                                       --------
                                                       $ 22,000
                                                       ========

         Rent expense charged to operations for the years ended September 30, 2002 and 2001 was approximately $13,000 and $11,000, respectively.

Note 15 - Subsequent Event

         On October 9, 2002, Auto-Q approved a stock dividend of the Company's common stock of three shares for every one share of its common stock outstanding and held of record on October 8, 2002.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name of Individual   Age   Position with company and subsidiaries
------------------   ---   --------------------------------------
Tom Lam              48    Director, President and Chairman of the Board
David Hope           44    Chief Financial Officer and Secretary
Alan Fordham         50    Director
Paul Spetch          58    Director

----------

      TOM LAM has been Chairman of the Board and director of Auto-Q since its formation in April 2001. Mr. Lam has been President of Auto-Q since April 2002 . From 1994 to 1996, Mr. Lam owned and operated a wholesale cash and carry business supplying newsagents and grocery markets. Mr. Lam also has been Managing Director of Auto-Q International Limited, our United Kingdom subsidiary since 1997. Mr. Lam also has overall responsibility for research and development, product development and sources, serves as a customer liaison with respect to technical solutions. Mr. Lam has a degree in Fuel and Energy Engineering from the University of Leeds.

      DAVID HOPE has been Chief Financial Officer and Secretary of Auto-Q since August 2002. From 1997 to 2000 David Hope was a partner in a business brokerage company in Missouri, USA specializing in the sale of businesses. From 2001 to 2002 he was Finance Director of an advertising agency in England.

      ALAN FORDHAM has been a director of Auto-Q since April 2002. Mr. Fordham was a director of St. Edwards Leisure from 1991 to 1999, a company specializing in golf and country club management. Since 1999 he has been a director of St. James Leisure acting as a consultant to the leisure industry. He also holds several other non-executive directorships.

      PAUL SPETCH has been a director of Auto-Q since April 2002. Mr. Spetch has been the Managing Director of a facility management company serving the Ministry of Defense and other government agencies from 1997 to 2000. Since then he has been the Chief Executive Officer of a Management Consultancy company advising a variety of businesses, assisting with management change, funding and strategic planning.

      The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among the directors, officers or key employees.



                                     III-1

ITEM 9. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                    Other Annual
                                       Annual Compensation          Compensation
                                  -----------------------------------------------
                                             Salary       Bonus
Name and Principal Position        Year       ($)          ($)            ($)
---------------------------------------------------------------------------------
Tom Lam, Chairman of the           2002     $ 44,000     $      0     $ 10,000(1)
  Board, Chief Executive           2001     $ 35,000     $      0     $      0
  Officer and President **         2000     $ 30,000     $      0     $      0

Anthony Power, President *         2002     $ 44,000     $      0     $ 11,000(2)
                                   2001     $ 24,000     $173,160     $      0


* Mr. Power resigned as President of the Company effective April 21, 2002.
** President effective April 21, 2002
1. $10,000: Includes auto insurance premium of $2,000 and $8,000 for lease of a vehicle.
2. $11,000: Includes auto insurance premium of $2,000 and $9,000 for lease of a vehicle.

EMPLOYMENT AGREEMENTS

      Auto-Q has not entered into any employment agreements.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      There were no grants of stock options during the fiscal year ended September 30, 2002.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

      The following table sets forth as of January 27, 2003, the number and percentage of the 39,518,212 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock.



                                     III-2

Name and Address                                Common Shares   Percent of Class
----------------                                -------------   ----------------

Tom Lam                                          14,700,000             37.20%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

Anthony Power                                     7,696,000             19.47%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

Guy Wormington                                    2,160,000              5.47%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

David Hope                                                0                 0%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

Alan Fordham                                              0                 0%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

Paul Spetch                                               0                 0%
c/o Auto-Q International Ltd.
55-57 Woodcock Trading Estate
Warminster BA12 9DX
United Kingdom

All officers and directors as a Group            14,700,000             37.20%
(4 persons)

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Effective September 30, 2000 and September 30, 1999, we declared cash dividends of $.025 and $.004, respectively, on each outstanding share of our common stock or an aggregate of $92,052 and $13,053, respectively. Our chief executive officer and principal stockholder, Tom Lam was entitled to a payment of $105,105 on the cash dividends. Mr. Lam loaned the full


                                     III-3
dividend amount to us and additional funds and at September 30, 2001 was owed a balance of $169,351. The loan is non-interest bearing and due on demand.

      In April 2001, Anthony Power received 1,924,000 shares of our common stock from Tom Lam, with a value of $173,160, in consideration for Mr. Power agreeing to serve as our President and head of Marketing, Finance and Policy. He resigned as President in April 2002.

      In April 2001, Guy Wormington received 540,000 shares of our common stock from Tom Lam, with a value of $48,600, in consideration for Mr. Wormington agreeing to serve as our head of Engineering and Installation . He resigned in April 2002.

      In 2002, we received unsecured and non - interest bearing advances payable of approximately $120,000 from Tom Lam.

      In 2002, we received unsecured advances payable of L20,000 (approximately $31,000 at September 30, 2002) and were charged a L6,000 (approximately $9,000 at September 30, 2002) origination fee from Paul Spetch. The advances bear interest at the base rate plus 6% annually (10% at September 30, 2002).

      In 2002, we received unsecured advances payable of L75,000 (approximately $117,000 at September 30, 2002) and were charged a L17,500 (approximately $27,000 at September 30, 2002) origination fee from St. James Leisure Ltd., a company in which Alan Fordham holds a 100% ownership interest and serves as an executive director. $78,000 of the advances bear interest at the base rate plus 6% annually (10% at September 30, 2002) and the remaining advances bear interest at the base rate plus 3% annually (7% at September 30, 2002).

ITEM 12. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit Number                            Description
 --------------   --------------------------------------------------------------

      99.1        Certifications of Tom Lam, pursuant to 18 U.S.C. 1350.

      99.2        Certifications of David Hope, pursuant to 18 U.S.C. 1350.


(b)   Form 8-K Filings

None.



                                     III-4

ITEM 13. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.






                                     III-5

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 3, 2003

                                       AUTO-Q INTERNATIONAL, INC.


                                       By:   /s/ Tom Lam
                                          ------------------------------------
                                          Tom Lam, President


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                      Date

 /s/ Tom Lam                  Director and President           February 3, 2003
--------------------------    (Principal Executive Officer)
Tom Lam


 /s/ David Hope               Chief Financial Officer and      February 3, 2003
--------------------------    Secretary (Principal Financial
David Hope                    and Accounting Officer)


 /s/ Alan Fordham            Director                          February 3, 2003
--------------------------
Alan Fordham


 /s/ Paul Spetch             Director                          February 3, 2003
--------------------------
Paul Spetch

                                 CERTIFICATIONS

I, TOM LAM, certify that:

1. I have reviewed this annual report on Form 10 - KSB for Auto-Q International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003
                                      /s/ Tom Lam
                                 -----------------------------------------------
                                 TOM LAM
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

                                CERTIFICATIONS

I, DAVID HOPE, certify that:

1. I have reviewed this annual report on Form 10-KSB for Auto-Q International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003                     /s/ David Hope
                                    -------------------------------------------
                                    DAVID HOPE
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)