Form 10QSB
period 2002-12-30
AUTO Q INTERNATIONAL INC
filed 2003-02-20
CIK 1144254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                             COMMISSION FILE NUMBER

                          AUTO - Q INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                              98 - 034160
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

    53 - 57 Woodcock Trading Estate
  Warminster BA12 9DX, United Kingdom                   BA12 9DX
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip code)

Issuer's telephone number: (011) 44 - 198 - 521 - 1000

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer Sections classes of common equity, as of the latest practicable date:

            At February 19, 2003, there were outstanding 40,702,171 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM I.           CONSOLIDATED FINANCIAL STATEMENTS

                   AUTO - Q INTERNATIONAL, INC. AND SUBSIDIARY



                                      Index

                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of December 31, 2002 (Unaudited)               F-1

Consolidated Statements of Operations and Comprehensive
    Loss for the Three Months Ended December 31, 2002
    and 2001 (Unaudited)                                                     F-2

Consolidated Statements of Cash Flows for the Three Months
    Ended December 31, 2002 and 2001 (Unaudited)                             F-3

Notes to Consolidated Financial Statements                                   F-5

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash                                                               $     6,444
     Accounts receivable, net of allowance for doubtful accounts
       of approximately $3,000                                              162,778
     Inventory                                                              267,672
     Prepaid expenses and other current assets                               56,319
                                                                        -----------
               Total current assets                                         493,213
Property and equipment, net                                                 147,757
Other assets:
     Goodwill, net                                                           17,328
     Software development, net                                              105,133
     Intangible assets, net                                                 180,910
     Deposits                                                                 1,239
                                                                        -----------
               Total other assets                                           304,610
                                                                        -----------
                                                                        $   945,580
                                                                        ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Note payable - bank                                                $   170,420
     Current portion of capital lease obligations                            44,727
     Accounts payable                                                       535,320
     Deferred revenue                                                        37,131
     Due to stockholders and directors                                    1,169,602
     Accrued expenses and other current liabilities                         711,003
                                                                        -----------
               Total current liabilities                                  2,668,203
Capital lease obligations                                                    41,569
Commitments
Stockholders' deficiency:
     Preferred stock - $.001 par value:
          1,000,000 shares authorized, none issued and outstanding             --
     Common stock - $.001 par value:
          50,000,000 shares authorized; 39,518,212 shares issued
          and outstanding                                                    39,518
     Additional paid-in capital                                             767,911
     Accumulated deficit                                                 (2,442,383)
     Accumulated other comprehensive loss                                  (129,238)
                                                                        -----------
               Total stockholders' deficiency                            (1,764,192)
                                                                        -----------
                                                                        $   945,580
                                                                        ===========

                 See Notes to Consolidated Financial Statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                     -------------------------------
                                                         2002                2001
                                                     ------------       ------------
Revenue:
     Sales of equipment                              $    278,029       $    539,402
     Service income                                         8,353             19,836
                                                     ------------       ------------
                    Total revenue                         286,382            559,238

Cost of goods sold                                        193,918            236,751
                                                     ------------       ------------

Gross profit                                               92,464            322,487

Selling, general and administrative expenses              509,442            260,376
                                                     ------------       ------------

Operating income (loss)                                  (416,978)            62,111

Interest expense                                           31,048              4,427
                                                     ------------       ------------

Income (loss) before provision for income taxes          (448,026)            57,684

Provision for income taxes                                   --               11,798
                                                     ------------       ------------

Net income (loss)                                        (448,026)            45,886

Other comprehensive income (loss):

     Cumulative translation adjustment                    (47,383)               744
                                                     ------------       ------------

Comprehensive income (loss)                          $   (495,409)      $     46,630
                                                     ============       ============

Basic and diluted net income (loss) per common
     share attributable to common
     stockholders                                    $       (.01)      $     -
                                                     ============       ============

Weighted average number of shares
     outstanding                                       38,995,858         35,999,984
                                                     ============       ============

                 See Notes to Consolidated Financial Statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                        2002                     2001
                                                                                    ------------             ------------
Cash flows from operating activities:
     Net income (loss)                                                              $   (448,026)            $     45,886
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                   31,200                    4,635
          Common stock issued for services                                               115,300                     --
          Deferred income tax expense                                                       --                      7,098
          Change in assets and liabilities:
               Accounts receivable                                                       (22,062)                 (83,778)
               Inventory                                                                  43,946                   74,090
               Prepaid expenses and other current assets                                  (7,720)                 (40,577)
               Deposits                                                                     --                     (9,114)
               Accounts payable                                                         (126,626)                  57,127
               Deferred revenue                                                          (14,509)                  (8,529)
               Accrued expenses and other current liabilities                             85,357                  201,882
                                                                                    ------------             ------------
                     Net cash provided by (used in) operating activities                (343,140)                 248,720
                                                                                    ------------             ------------

Cash flows from investing activities:

     Purchase of property and equipment                                                   (2,117)                    (149)
     Purchase of intangible assets                                                        (6,211)                    --
     Loans receivable                                                                       --                   (116,845)
     Deferred acquisition costs                                                             --                    (29,030)
                                                                                    ------------             ------------
                     Cash used in investing activities                                    (8,328)                (146,024)
                                                                                    ------------             ------------

Cash flows from financing activities:

     Repayment of note payable - bank, net                                              (108,548)                 (97,615)
     Payments of capital lease obligations                                                (5,550)                  (3,291)
     Advances from (repayment to) stockholders and
          directors, net                                                                 265,698                     (779)
     Proceeds from issuance of common stock                                              157,310                     --
     Capital contribution                                                                 50,000                     --
                                                                                    ------------             ------------
                     Net cash provided by (used in) financing activities                 358,910                 (101,685)
                                                                                    ------------             ------------

Effect of exchange rate changes on cash                                                     (998)                     301
                                                                                    ------------             ------------
Net increase in cash                                                                       6,444                    1,312

Cash, beginning of year                                                                     --                        121
                                                                                    ------------             ------------

Cash, end of period                                                                 $      6,444             $      1,433
                                                                                    ============             ============

                 See Notes to Consolidated Financial Statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (UNAUDITED)



                Supplemental Disclosure of Cash Flow Information

                                                   Three Months Ended
                                                      December 31,
                                      ------------------------------------------
                                          2002                          2001
                                      ------------                  ------------
Cash paid during the period for:
Interest                              $     31,048                  $      4,427

      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the three months ended December 31, 2002, the Company issued 307,696 shares, valued at $92,309 in satisfaction of their obligation to the seller of AICS.

                 See Notes to Consolidated Financial Statements.

                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)


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

            In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three months ended December 31, 2002 and 2001 (unaudited), (b) the financial position at December 31, 2002 (unaudited), and (c) cash flows for the three months ended December 31, 2002 and 2001 (unaudited), have been made.

            The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three month period ended December 31, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

            Acquisition

            In September 2002, Auto-Q UK acquired all of the issued and outstanding ordinary shares of AICS, a corporation organized under the laws of England and Wales, for L43,633 (approximately $61,000) and 307,696 common shares of Auto-Q. The shares, which were issued in November 2002, were valued at $.30 per share, totaling approximately $92,000. The entire purchase price was allocated to a distribution agreement.

                           AUTO-Q INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)



NOTE 2  -   GOING CONCERN

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained a net loss of $448,026 for the three months ended December 31, 2002 and has working capital and stockholders' deficiencies of $2,174,990 and $1,764,192, respectively, at December 31, 2002 which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Without such support, the Company may not be able to meet its working capital requirements and, accordingly, the Company and its subsidiaries may need to reorganize and seek protection from its creditors. The Company is also seeking financing through the issuance of equity securities. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3  -   NEW ACCOUNTING PRONOUNCEMENTS

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

                           AUTO-Q INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)



NOTE 3  -   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

            Although goodwill is no longer being systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the provisions of SFAS 143 to have a material impact, if any, on the Company's consolidated financial statements.

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

            In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate

                           AUTO-Q INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)



NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

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

NOTE 4  -   NET INCOME (LOSS) PER COMMON SHARE

            Basic net income (loss) per share is computed by dividing net income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. The Company has no common equivalent shares outstanding.

                           AUTO-Q INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)



NOTE 4  -   NET INCOME (LOSS) PER COMMON SHARE (CONCLUDED)

            On October 9, 2002, Auto-Q's board of directors approved a stock dividend of the Company's common stock of three shares for every one share of its common stock outstanding and held of record on October 8, 2002. Accordingly, the accompanying consolidated financial statements give effect to the dividend for all periods presented.

ITEM II.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

            Revenues are generated from the sale, installation, and maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the three months ended December 31, 2002 and December 31, 2001 were $286,382 and $559,238 respectively, representing a decrease of $272,856 or 48.8%. The decrease in revenue resulted primarily from the delay in several large orders. This was caused by slower than previously anticipated development of new products caused by a combination of technology and cash flow issues. Consequently the company expects that the orders will be completed and shipped in the three months ending March 31, 2003. Revenue from sales of equipment was $278,029 and $539,402 for the three months ended December 31, 2002 and 2001, respectively. Service and maintenance revenue for the three months ended December 31, 2002 and 2001 was $8,353 and $19,836 respectively.

COST OF GOODS SOLD

            Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the three months ended December 31, 2002 was $193,198 or 67.7% of revenue as compared to $236,751 or 42.3% of revenue, for the three months ended December 31, 2001. Cost of goods sold include a number of costs, such as wages, which are constant each month and do not vary in line with sales. Therefore as a result of the low revenue in the three months ended December 31, 2002 cost of goods sold increased as a percentage of revenue.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses for the three months ended December 31, 2002 and December 31, 2001 were $509,442 or 177.9% of revenue and $260,376 or 46.6% of revenue, respectively. The increase in selling, general and administrative expenses of $249,066 was primarily attributable to approximately $115,000 of common stock issued for services, approximately $34,000 of market research costs for a new consumer product, approximately $29,000 in recruiting fees for the hiring of two additional employees and an increase in depreciation and amortization of approximately $26,000 due to intangible assets and new property and equipment acquired towards the end of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operations for the three months ended December 31, 2002 was $343,140 as compared to net cash provided by operations for the three months ended December 31, 2001 of $248,720. Net cash used in operations for the three months ended December 31, 2002 reflects a net loss of $448,026 and a decrease in accounts payable of $126,626 offset by common stock issued for services of $115,300, a decrease in inventory of $43,946 and an increase in accrued expenses and other current liabilities of $85,357. Net cash provided by operations for the three months ended December 31, 2001 reflects net income of $45,886, a decrease in inventory of $74,090 and increases in accounts payable and accrued expenses and other current liabilities of $57,127 and $201,882, respectively, offset by an increase in accounts receivable of $83,778.

            Net cash used in investing activities for the three months ended December 31, 2002 was $8,328, primarily consisting of the purchase of intangible assets of $6,211. Net cash used in investing activities for the three months ended December 31, 2001 was $146,024, which primarily consisted of an increase in loan receivable of $116,845.

            Net cash provided by financing activities for the three months ended December 31, 2002 was $358,910, which consists of advances from stockholders and directors of $265,698, proceeds from the issuance of common stock of $157,310 and a capital contribution of $50,000 offset by repayments of note payable - bank of $108,548. Net cash used in financing activities for the three months ended December 31, 2001 was $101,685 which primarily consisted of a repayments of note payable - bank of $97,615.

            At December 31, 2002, we have $6,444 of cash and working capital and stockholders' deficiencies of $2,174,990 and $1,764,192, respectively, and for the three months ended December 31, 2002 we have sustained a net loss of $448,026. These circumstances raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to us. If we are unable to secure sufficient funding, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures or grow our business as we hope. This could have a negative effect on our business, financial condition and results of operations. Without such support, we may not be able to meet our working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

ITEM III.   CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                                     PART II

                                OTHER INFORMATION

            ITEM II. CHANGES IN SECURITIES

            1. In October 2002, we issued 256,296 restricted shares of our common stock to purchasers in a private offering to persons resulting in gross proceeds of $123,453. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

            2. In October 2002, we issued 60,000 restricted shares of our common stock to IC Capital Holding LLC for consulting services. IC Capital Holding is a non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

            3. In November 2002, we issued 250,000 restricted shares of our common stock to World Financial Research, Inc. for consulting services. World Financial Research, Inc. is a non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

            4. In June 2001, we entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for L43,633 (approximately $61,000) and 76,924 (pre-dividend) common shares of our common stock. In November 2002, we issued 307,696 shares of our common stock in consummation of the acquisition. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

            5. In December 2002, we issued 284,172 restricted shares of our common stock to purchasers in a private offering to persons resulting in gross proceeds of $33,858. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

            99.1        Certifications of Tom Lam, pursuant to 18 U.S.C. 1350.

            99.2        Certifications of David Hope, pursuant to 18 U.S.C.
                        1830.

            There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        February 19, 2003              AUTO--Q INTERNATIONAL, INC.
            ---------------------




                                             By:        /s/ Tom Lam
                                                 -------------------------------
                                                            Tom Lam

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, TOM LAM, President and Chief Executive Officer (principal executive officer) of Auto--Q International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Auto--Q International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                     1 of 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/  Tom Lam
-----------------------
          Tom Lam

Date: February 19, 2003


                                     2 of 2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, DAVID HOPE, Chief Financial Officer (principal financial officer) of Auto--Q International, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Auto--Q International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                     1 of 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   /s/  David Hope
-----------------------
        David Hope

Date: February 19, 2003


                                     2 of 2