Form 10KSB/A
period 2002-09-30
AUTO Q INTERNATIONAL INC
filed 2003-04-29
CIK 1144254

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


(Mark One)
   X    Annual report under Section 13 or 15(d) of the Securities Exchange
------- Act of 1934. For the fiscal year ended September 30, 2002.

                                       OR

        Transition report under Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from ______ to _____.

                      Commission File Number: 333-________

                           Auto-Q International, Inc.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                Delaware                                       98-0349160
     ------------------------------                          ------------
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

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

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


/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
December 13, 2002

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


                                     ASSETS
Current assets:
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $3,000                                                            $      136,944
    Inventory                                                                                             303,266
    Prepaid expenses and other current assets                                                              47,296
                                                                                                   --------------
              Total current assets                                                                        487,506

Property and equipment, net (Notes 4 and 7)                                                               150,839

Other assets:
    Goodwill, net                                                                                          16,863
    Software development, net                                                                             109,848
    Intangible assets (Note 5)                                                                            184,194
    Deposits                                                                                                1,205
                                                                                                   --------------
              Total other assets                                                                          312,110
                                                                                                   --------------

                                                                                                   $      950,455
                                                                                                   --------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Note payable - bank (Note 6)                                                                   $      271,492
    Current portion of capital lease obligations (Note 7)                                                  35,089
    Accounts payable                                                                                      644,206
    Deferred revenue                                                                                       50,255
    Due to stockholders and directors (Note 8)                                                            874,484
    Accrued expenses and other current liabilities (Note 9)                                               706,994
                                                                                                   --------------
              Total current liabilities                                                                 2,582,520

Capital lease obligations (Note 7)                                                                         54,404

Commitments (Note 14)

Stockholders' deficiency:
    Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding                                            -
    Common stock - $.001 par value:
       50,000,000 shares authorized; 9,353,540 shares issued
          and outstanding                                                                                   9,354
    Additional paid-in capital                                                                            383,156
    Accumulated deficit                                                                                (1,994,358)
    Accumulated other comprehensive loss                                                                  (84,621)
                                                                                                   --------------
              Total stockholders' deficiency                                                           (1,686,469)
                                                                                                   --------------

                                                                                                   $      950,455
                                                                                                   ==============



                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
          Consolidated Statements of Operations and Comprehensive Loss
                 For the Years Ended September 30, 2002 and 2001


                                                            2002           2001
                                                        -----------    -----------
Revenue (Note 13):
    Sales of equipment                                  $   862,748    $   535,183
    Service income                                          101,443         82,336
                                                        -----------    -----------
                Total revenue                               964,191        617,519

Cost of goods sold                                          545,316        367,699
                                                        -----------    -----------

Gross profit                                                418,875        249,820

Selling, general and administrative expenses              1,362,717        669,251
Write-off of loans receivable (Note 12)                     474,062            -
                                                        -----------    -----------
                                                          1,836,779        669,251
                                                        -----------    -----------


Operating loss                                           (1,417,904)      (419,431)

Interest expense (Note 8)                                   107,378          3,060
                                                        -----------    -----------

Loss before provision for (benefit from) income taxes    (1,525,282)      (422,491)

Provision for (benefit from) income taxes (Note 10)          18,709        (31,742)
                                                        -----------    -----------

Net loss                                                 (1,543,991)      (390,749)


Other comprehensive income (loss):
    Cumulative translation adjustment                       (90,969)         5,789
                                                        -----------    -----------

Comprehensive loss                                      $(1,634,960)   $  (384,960)
                                                        ===========    ===========


Basic and diluted net loss per common share
    attributable to common stockholders                 $      (.17)   $      (.07)
                                                        ===========    ===========

Weighted average number of shares outstanding             9,029,054      5,972,658
                                                        ===========    ===========


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended September 30, 2002 and 2001


                                                                                                   Accumulated        Total
                                                 Common Stock          Additional                     Other       Stockholders'
                                            -----------------------      Paid-In     Accumulated  Comprehensive      Equity
                                              Shares       Amount        Capital       Deficit    Income (Loss)   (Deficiency)
                                            ---------   -----------   -----------    -----------  -------------   ------------
Balance, October 1, 2000                    3,687,600   $     3,688   $    51,670    $   (59,618)   $       559    $    (3,701)
Issuance of 2,612,400 shares of
   Common Stock on April 27, 2001
   for compensation (at $.0926 per
   share) (Note 11)                         2,612,400         2,612       239,388            -              -          242,000
Issuance of 2,699,996 shares of
   Common Stock on April 27, 2001
   for cash (at $.0926 per share)           2,699,996         2,700       247,320            -              -          250,020
Net loss                                          -             -             -         (390,749)           -         (390,749)
Cumulative translation adjustment                 -             -             -              -            5,789          5,789
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2001                 8,999,996         9,000       538,378       (450,367)         6,348        103,359
Issuance of 353,544 shares of Common
   Stock on September 13, 2002 for cash       353,544           354        39,412            -              -           39,766
Offering costs                                    -             -        (194,634)           -              -         (194,634)
Net loss                                          -             -             -       (1,543,991)           -       (1,543,991)
Cumulative translation adjustment                 -             -             -              -          (90,969)       (90,969)
                                          -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2002                 9,353,540   $     9,354   $   383,156    $(1,994,358)   $   (84,621)   $(1,686,469)
                                          ===========   ===========   ===========    ===========    ===========    ===========



                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2002 and 2001

                                                                2002           2001
                                                             -----------    -----------
Cash flows from operating activities:
    Net loss                                                 $(1,543,991)   $  (390,749)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Stock-based compensation                                     -          242,000
        Write-off of loans receivable                            474,062            -
        Accrued interest - stockholders and directors             81,648            -
        Depreciation and amortization                             49,068         18,444
        Deferred income tax expense                                7,233         (7,091)
        Change in assets and liabilities:
           Accounts receivable                                   (17,686)        82,824
           Inventory                                              85,729       (288,375)
           Prepaid expenses and other current assets              (1,179)       (34,807)
           Deposits                                                2,912         (3,890)
           Accounts payable                                      189,704        289,306
           Deferred revenue                                        7,673          9,252
           Income taxes payable                                      -          (28,398)
           Accrued expenses and other current liabilities        500,898        145,255
                                                             -----------    -----------
                Net cash provided by (used in) operating
                   activities                                   (163,929)        33,771
                                                             -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                           (22,165)       (32,079)
    Payments for software development                           (113,573)           -
    Purchase of intangible assets                                (99,997)           -
    Loans receivable                                            (253,137)      (208,152)
    Deferred acquisition costs                                       -         (101,958)
                                                             -----------    -----------
                Cash used in investing activities               (488,872)      (342,189)
                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from note payable - bank, net                       100,050        161,977
    Payments of capital lease obligations                        (33,794)       (11,403)
    Advances from stockholders and directors, net                611,702        106,585
    Deferred offering costs                                          -         (194,634)
    Proceeds from issuance of common stock                        39,766        250,020
                                                             -----------    -----------
                Net cash provided by financing activities        717,724        312,545
                                                             -----------    -----------

Effect of exchange rate changes on cash                          (65,044)        (4,098)
                                                             -----------    -----------

Net increase (decrease) in cash                                     (121)            29

Cash, beginning of year                                              121             92
                                                             -----------    -----------

Cash, end of year                                             $      -      $       121
                                                             ===========    ===========


                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Concluded)
                 For the Years Ended September 30, 2002 and 2001


                Supplemental Disclosures of Cash Flow Information


                                   2002      2001
                                 -------   -------
Cash paid during the year for:
    Interest                     $49,270   $ 3,621
    Income taxes                 $ 7,953   $24,704


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

Note 4 -     Property and Equipment

             At September 30, 2002, property and equipment consists of:

             Machinery and equipment                               $      14,228
             Computer equipment                                           19,519
             Furniture and fixtures                                       19,417
             Leasehold improvements                                       15,374
             Capitalized vehicles                                        137,700
                                                                   -------------
                                                                         206,238
             Less:  Accumulated depreciation and
                amortization                                              55,399
                                                                   -------------
                                                                   $     150,839
                                                                   =============

Note 5 -     Intangible Assets

             At September 30, 2002, intangible assets consist of:

             Distribution agreement (a)                            $     152,654
             Customer list                                                31,540
                                                                   -------------
                                                                   $     184,194
                                                                   =============

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 5 -     Intangible Assets (Continued)

             (a) In September 2002, Auto-Q UK acquired all of the issued and outstanding ordinary shares of AICS, a corporation organized under the laws of England and Wales, for (pound)43,633 (approximately $61,000) and 76,924 common shares of Auto-Q. The shares, which were not issued until November 2002, were valued at $1.20 per share, totaling approximately $92,000 which is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet (see Note 9). The entire purchase price was allocated to a distribution agreement.

Note 6 -     Note Payable - Bank

             Auto-Q UK has a (pound)180,000 (approximately $281,000 at September 30, 2002) line of credit with a commercial bank which is due on demand. Under the terms of the agreement, Auto-Q UK pays interest at 4% over the base rate (8% at September 30, 2002). The borrowings are guaranteed by one stockholder (limited to (pound)175,000) and another stockholder (limited to (pound)25,000).

Note 7 -     Capital Lease Obligations

             At September 30, 2002, capital lease obligations consist of:

             Six obligations, payable in monthly installments ranging from approximately $300 to $1,800, including interest ranging from
                9.7% to 12.5% and maturing on various dates through August 2005;
                secured by specific equipment with a carrying value of
                approximately $99,000 at September 30, 2002                              $   101,798

             Less:  Amount representing interest                                              12,305
                                                                                         -----------
                                                                                              89,493
             Less:  Current portion                                                           35,089
                                                                                         -----------

                                                                                         $    54,404
                                                                                         ===========

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 7 -     Capital Lease Obligations (Continued)


             Maturities of capital lease obligations are as follows:

              Year Ending
             September 30,
             -------------
                  2003           $   35,089
                  2004               39,472
                  2005               14,932
                                 ----------
                                 $   89,493
                                 ==========


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

             Additionally, due to stockholders and directors includes approximately $289,000 which is non-interest bearing and due on demand.


Note 9 -     Accrued Expenses and Other Current Liabilities

             At September 30, 2002, accrued expenses and other current liabilities consists of:

             Payroll taxes and health insurance            $     294,791
             Professional fees                                   172,515
             Due to seller - AICS                                 90,309
             Other current liabilities                           149,379
                                                           -------------
                                                           $     706,994
                                                           =============

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 10 -    Income Taxes

             The provision for (benefit from) income taxes for the years ended September 30, 2002 and 2001 consists of the following:

                                 2002        2001
                               --------    --------
             United Kingdom:
                Current        $ 11,476    $(24,651)
                Deferred          7,233      (7,091)
                               --------    --------

                               $ 18,709    $(31,742)
                               ========    ========

             A reconciliation of the United States income tax rate to the effective tax rate for the years ended September 30, 2002 and 2001 is as follows:

                                                           2002                             2001
                                                -------------------------        -------------------------
Statutory U.S. income tax rate                  $(518,596)          34.0%        $(143,647)          34.0%
Income tax rate differential between the
    United States and the United Kingdom          207,848          (13.6)           59,149          (14.0)

Stock-based compensation                              -               -             48,400          (11.5)
Change in valuation allowance                     309,278          (20.3)              -               -
Other                                              20,179           (1.3)            4,356           (1.0)
                                                ---------          -----          ---------          -----

                                                $  18,709           (1.2)%       $ (31,742)           7.5%
                                                =========          =====          =========          =====

             The tax effects of temporary differences that gave rise to the long-term deferred tax assets at September 30, 2002 are as follows:

             Net operating loss carryforward            $     309,278
             Less: Valuation allowance                       (309,278)
                                                        -------------

                                                        $        -
                                                        =============

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

                           AUTO-Q INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 10 -    Income Taxes (Continued)

             At September 30, 2002, Auto-Q UK has a net operating loss carryforward in the United Kingdom of approximately (pound)882,000 (approximately $1,378,000 at September 30, 2002) that can be carried forward indefinitely. Auto-Q has a net operating loss carryforward in the United States of approximately $140,000 that can be carried forward and will expire in 2022. The Company has fully reserved the tax benefit of the net operating loss carryforward temporary differences because the likelihood of realization is uncertain.

Note 11 -    Stock-Based Compensation

             On April 27, 2001, the then stockholders of Auto-Q gave 2,612,400 vested shares to new employees of the Company as a sign-on bonus. The compensation of $242,000 has been recorded at the fair market value at the date of issuance.

Note 12 -    Loans Receivable

             In August 2001, Auto-Q UK entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for (pound)100,000 and 1,538,461 common shares of Auto-Q. The consummation of the transaction was expected to take place after the effectiveness of the registration statement. During fiscal 2002, the Company rescinded the agreement and deemed amounts loaned to Gridloc of approximately $277,000 to be uncollectible.

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



Note 14 -    Commitments

             The Company leases warehouse and office space under a non-cancellable operating lease expiring in 2003. The Company's future minimum lease payments, excluding escalation charges, are as follows:

              Year Ending
             September 30,
             -------------
                  2003                      $   19,000
                  2004                           3,000
                                            ----------
                                            $   22,000
                                            ==========

             Rent expense charged to operations for the years ended September 30, 2002 and 2001 was approximately $13,000 and $11,000, respectively.


Note 15 -    Subsequent Event

             On October 9, 2002, Auto-Q approved a stock dividend of the Company's common stock of three shares for every one share of its common stock outstanding and held of record on October 8, 2002.

                                    PART III

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit Number                        Description
     --------------                        -----------

          99.1         Certifications of Tom Lam, pursuant to 18 U.S.C. 1350.

          99.2         Certifications of David Hope, pursuant to 18 U.S.C. 1350.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 25, 2003

                                             AUTO-Q INTERNATIONAL, INC.


                                             By:        /s/ Tom Lam
                                                 -------------------------------
                                                 Tom Lam, President


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                   Title                                    Date

   /s/ Tom Lam                                Director and President                         April 25, 2003
--------------------------------------        (Principal Executive Officer)
Tom Lam

                                              Chief  Financial Officer and Secretary
   /s/ David Hope                             (Principal Financial and Accounting            April 25, 2003
-----------------------------------------     Officer)
David Hope


   /s/ Paul Spetch                            Director                                       April 25, 2003
-----------------------------------------
Paul Spetch


                                 CERTIFICATIONS


I,TOM LAM, certify that:

1. I have reviewed this amendment to annual report on Form 10-KSB for Auto-Q International, Inc.;

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


Date:  April 25, 2003                        /s/ Tom Lam
                                -----------------------------------------------
                                TOM LAM
                                President, Chief Executive Officer and Director (Principal Executive Officer)

                                 CERTIFICATIONS


I, DAVID HOPE, certify that:

1. I have reviewed this amendment annual report on Form 10-KSB for Auto-Q International, Inc.;

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


Date:  April 25, 2003                          /s/ David Hope
                                  --------------------------------------------
                                  DAVID HOPE
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)