Form 10QSB
period 2003-03-31
AUTO Q INTERNATIONAL INC
filed 2003-05-20
CIK 1144254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 001-31263
                                               ---------

                           AUTO-Q INTERNATIONAL, INC.
                       ----------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                   98-034160
--------------------------------------      ------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

53-57 Woodcock Trading Estate
Warminster BA12 9DX, United Kingdom                          BA12 9DX
------------------------------------------        ------------------------------
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number: (011) 44-198-521-1000

                                       N/A
                           -------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      At May 19, 2003, there were outstanding 40,702,171 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes /   /   No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index

                                                                     Page


Consolidated Balance Sheet as of March 31, 2003 (Unaudited)           F-1

Consolidated Statements of Operations and Comprehensive
    Income (Loss) for the Three and Six Months Ended
    March 31, 2003 and 2002 (Unaudited)                               F-2

Consolidated Statement of Stockholders' Deficiency for the
    Six Months Ended March 31, 2003 (Unaudited)                       F-3

Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 2003 and 2002 (Unaudited)                         F-4

Notes to Consolidated Financial Statements                            F-6



                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003

                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash                                                             $    31,646
    Accounts receivable                                                  142,976
    Inventory                                                            184,005
    Prepaid expenses and other current assets                                693
                                                                     -----------
                Total current assets                                     359,320

Property and equipment, net                                               50,039

Software development, net                                                 98,135
                                                                     -----------
                                                                     $   507,494
                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable                                                     $   220,486
    Accounts payable                                                     193,967
    Due to stockholders and directors                                      5,432
    Accrued expenses and other current liabilities                       360,811
                                                                     -----------
                Total current liabilities                                780,696

Deposit for shares of common stock to be issued                          267,346

Commitments

Stockholders' deficiency:
    Preferred stock - $.001 par value:
        1,000,000 shares authorized, none issued and outstanding            --
    Common stock - $.001 par value:
        50,000,000 shares authorized; 40,608,339 shares issued
        and outstanding                                                   40,608
    Additional paid-in capital                                           825,793
    Accumulated deficit                                               (1,229,354)
    Accumulated other comprehensive loss                                (177,595)
                                                                     -----------
                Total stockholders' deficiency                          (540,548)
                                                                     -----------
                                                                     $   507,494
                                                                     ===========

                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                                 March 31,                         March 31,
                                                      ----------------------------        -------------------------------
                                                           2003              2002               2003               2002
                                                           ----              ----               ----               ----
Revenue:
    Sales of equipment                                $    115,446      $    160,768      $    393,475      $    700,170
    Service income                                           6,294            18,513            14,647            38,349
                                                      ------------      ------------      ------------      ------------
               Total revenue                               121,740           179,281           408,122           738,519

Cost of goods sold                                         193,353           167,812           387,271           404,563
                                                      ------------      ------------      ------------      ------------

Gross profit (loss)                                        (71,613)           11,469            20,851           333,956

Selling, general and administrative expenses               347,975           233,467           857,417           493,843

Loss on impairment of intangible assets                    198,166              --             198,166              --

Loss on disposal of fixed assets                            12,585              --              12,585              --

Gain on forgiveness of debt                             (1,875,033)             --          (1,875,033)             --
                                                      ------------      ------------      ------------      ------------

Operating income (loss)                                  1,244,694          (221,998)          827,716          (159,887)

Interest expense                                            10,025             4,672            41,073             9,099
                                                      ------------      ------------      ------------      ------------

Income (loss) before provision for (benefit from)
    income taxes                                         1,234,669          (226,670)          786,643          (168,986)

Provision for (benefit from) income taxes                   21,639           (43,276)           21,639           (31,478)
                                                      ------------      ------------      ------------      ------------

Net income (loss)                                        1,213,030          (183,394)          765,004          (137,508)

Other comprehensive income (loss):

    Cumulative translation adjustment                      (45,591)              431           (92,974)              433
                                                      ------------      ------------      ------------      ------------

Comprehensive income (loss)                           $  1,167,439      $   (182,963)     $    672,030      $   (137,075)
                                                      ============      ============      ============      ============

Basic and diluted net income (loss) per share         $        .03      $       (.01)     $        .02      $       --
                                                      ============      ============      ============      ============

Weighted average number of shares
       outstanding                                      39,893,700        35,999,984        39,254,165        35,999,984
                                                      ============      ============      ============      ============


                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

                                                                                                  Accumulated
                                                                     Additional                      Other
                                               Common Stock           Paid-In      Accumulated   Comprehensive
                                            Shares        Amount      Capital         Deficit         Loss            Total
                                            ------        ------      -------         -------         ----            -----


Balance, October 1, 2002                   37,414,160     $37,414     $355,096     $(1,994,358)     $ (84,621)     $(1,686,469)

Issuance of common stock                    2,396,483       2,396      189,551            --             --            191,947

Issuance of common stock for services         490,000         490      114,990            --             --            115,480

Issuance of common stock in connection
    with the acquisition of AICS              307,696         308       92,000            --             --             92,308

Capital contribution                             --          --         74,156            --             --             74,156

Net income                                       --          --           --           765,004           --            765,004

Cumulative translation adjustment                --          --           --              --          (92,974)         (92,974)
                                           ----------     -------     --------     -----------      ---------      -----------

Balance, March 31, 2003                    40,608,339     $40,608     $825,793     $(1,229,354)     $(177,595)     $  (540,548)
                                           ==========     =======     ========     ===========      =========      ===========

                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                           March 31,
                                                               ----------------------------
                                                                   2003              2002
                                                                   ----              ----
Cash flows from operating activities:

    Net income (loss)                                          $   765,004      $(137,508)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                               44,338          9,265
        Issuance of common stock for services                      115,480           --
        Loss on impairment of intangible assets                    198,166           --
        Loss on disposal of fixed assets                            12,585           --
        Gain on forgiveness of debt                             (1,875,033)          --
        Deferred income tax expense                                   --          (31,478)
        Change in assets and liabilities:
           Accounts receivable                                      (4,848)        51,880
           Inventory                                               121,883        120,936
           Prepaid expenses and other current assets                47,012       (156,587)
           Deposits                                                  1,216         (6,911)
           Accounts payable                                        (53,741)        37,549
           Deferred revenue                                        (14,242)       (19,863)
           Accrued expenses and other current liabilities          126,326        117,353
                                                               -----------      ---------
                Net cash used in operating activities             (515,854)       (15,364)
                                                               -----------      ---------

Cash flows from investing activities:

    Purchase of property and equipment                              (3,763)          (147)
    Purchase of intangible assets                                   (6,333)          --
    Loans receivable                                                  --         (158,334)
    Deferred acquisition costs                                        --          (48,016)
                                                               -----------      ---------
                Cash used in investing activities                  (10,096)      (206,497)
                                                               -----------      ---------

Cash flows from financing activities:

    Proceeds from (repayment of) note payable - bank, net         (130,402)       131,650
    Repayment of note payable - other                              (31,498)          --
    Payments of capital lease obligations                          (13,283)        (5,875)
    Advances from stockholders and directors, net                  185,794         97,414
    Proceeds from deposit for shares of common stock
        to be issued                                               267,346           --
    Proceeds from issuance of common stock                         191,947           --
    Capital contribution                                            74,156           --
                                                               -----------      ---------
                Net cash provided by financing activities          544,060        223,189
                                                               -----------      ---------

Effect of exchange rate changes on cash                             13,536            158
                                                               -----------      ---------

Net increase in cash                                                31,646          1,486

Cash, beginning of year                                               --              121
                                                               -----------      ---------

Cash, end of period                                            $    31,646      $   1,607
                                                               ===========      =========

                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                   (UNAUDITED)

                Supplemental Disclosure of Cash Flow Information

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                            ----------------------------------
                                                                               2003               2002
                                                                               ----               ----

Cash paid during the period for:
    Interest                                                                $      17,068     $    9,909


      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the six months ended March 31, 2003, the Company issued 307,696 shares valued at $92,308 in satisfaction of their obligation to the seller of AICS.

                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2003 and 2002 (Unaudited)


1.       PRINCIPLES OF CONSOLIDATION AND OPERATIONS

      The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a U.S. holding company, and its wholly-owned subsidiaries, Auto-Q International Limited ("Auto-Q UK"), previously named Warminster Systems Limited, and Auto-Q Solutions Limited ("Solutions"), U.K. companies (collectively, the "Company"). Auto-Q UK has a wholly-owned subsidiary, Automotive Information Control Systems (UK) Limited ("AICS"), a U.K. company, which is inactive. Auto-Q UK and Solutions are engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation. In March 2002, Auto-Q's registration statement was declared effective by the Securities and Exchange Commission and on September 13, 2002, the Company's stock was approved for quotation on the NASD OTC Bulletin Board.

      In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive income (loss) for the six months ended March 31, 2003 and 2002 (unaudited), (b) the financial position at March 31, 2003 (unaudited), (c) the changes in stockholders' deficiency for the six months ended March 31, 2003 (unaudited) and (d) cash flows for the six months ended March 31, 2003 and 2002 (unaudited), have been made.

      The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the six month period ended March 31, 2003 (unaudited) are not necessarily indicative of those to be expected for the entire year.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2003 and 2002 (Unaudited)

1.    PRINCIPLES OF CONSOLIDATION AND OPERATIONS (CONTINUED)

      Liquidation

      On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately L1,350,000 (approximately $2,127,000 at March 31, 2003) would be paid L160,000 (approximately $252,000 at March 31, 2003), which resulted in a gain of approximately $1,875,000 during the quarter ended March 31, 2003. Solutions will continue the business currently operated by Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Management has adopted this statement.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2003 and 2002 (Unaudited)


2.    NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities and costs to relocate employees. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), an amendment of FASB Statement No. 123. This statement amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2003 and 2002 (Unaudited)


3.    NET INCOME (LOSS) PER COMMON SHARE

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates.

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

The Company's accounting policies are more fully described in Note 2 to the consolidated financial statements, located in the Annual Report on Form 10-KSB for the year ended September 30, 2002, filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described above.

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

Allowance for doubtful accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.



Long-lived assets - In the evaluation of the fair value and future benefits of long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies.


RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2003 AND 2002

RESTRUCTURING

During the quarter ended march 31, 2003, the Board of Directors of the Company's subsidiary, Auto-Q International Limited, determined that its liquidity was insufficient and that it might not be able to continue as a going concern. As a result, the Board of Auto-Q International Limited decided that it would be in the best interests of the creditors and shareholders of Auto-Q International Limited to reorganize by liquidating Auto-Q International Limited and selling its assets and goodwill to another subsidiary, Auto-Q Solutions Limited, a wholly owned dormant subsidiary of Auto-Q International Inc. Under United Kingdom law, this reorganization had the effect of discharging all of the debts of Auto-Q International Limited while maintaining the operations of the business through a new subsidiary of the Company. This reorganization was approved by the creditors of Auto-Q International Limited on March 31, 2003.

REVENUE

Revenues are generated from the sale, installation, maintenance and monitoring of the Company's vehicle tracking and data acquisition systems. Total revenues for the six months ended March 31, 2003 and March 31, 2002 were $408,122 and $738,519, respectively, representing a decrease of $330,397, or 44.7%. The decrease in revenue resulted primarily from the delay in several large orders. This was caused by slower than previously anticipated development of new products caused by a combination of technology and cash flow issues. Consequently the Company expects that the orders will be completed and shipped in the three months ending June 30, 2003. Revenue from sales of equipment was $393,475 and $700,170 for the six months ended March 31, 2003 and 2002, respectively. Service and maintenance revenue for the six months ended March 31, 2003 and 2002 was $14,647 and $38,349, respectively.

COST OF GOODS SOLD

Cost of goods sold consists primarily of the cost of components for the Company's vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the six months ended March 31, 2003 was $387,271, or 94.9% of revenue, as compared to $404,563, or 54.8% of revenue, for the six months ended March 31, 2002. Cost of goods sold includes a number of costs, such as wages, which are constant each month and do not vary in line with sales. As a result of the low revenue in the six months ended March 31, 2003 cost of goods sold increased as a percentage of revenue. Also, following a review of the stock of components and spare parts at the time of the transfer of assets from the Company's subsidiary, Auto-Q International Limited, to another subsidiary, Auto-Q Solutions Limited, pursuant to the reorganization described above the value of inventory was written down by $80,000.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses for the six months ended March 31, 2003 and March 31, 2002 were $857,417, or 210.1%, of revenue and $493,843, or
66.9% of revenue, respectively. The increase in selling, general and administrative expenses of $363,574 was primarily attributable to $115,000 of costs relating to the issuance of common stock for services, an increase in salaries of approximately $77,000 as the Company hired additional sales and programming staff, an increase in legal and professional expenses in the United Kingdom of approximately $35,000, approximately $34,000 of market research costs for a new consumer product, approximately $29,000 in recruiting fees for the hiring of two additional employees and an increase in depreciation and amortization expense of approximately $32,000 attributable to intangible assets and new property and equipment acquired towards the end of fiscal 2002.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS AND DISPOSAL OF FIXED ASSETS

Pursuant to the reorganization described more particularly above, the Company's subsidiary, Auto-Q International Limited, has been liquidated. As a result, the Company wrote off all intangible assets, consisting of a distribution contract and goodwill due to impairment. Also, all capitalized equipment was returned in consideration for the release of the associated indebtedness. Therefore, the Company recorded a loss of $210,571 related to these items during the six month period ended March 31, 2003.

GAIN ON DEBT FORGIVENESS

The gain on debt forgiveness of $1,875,033 during the six months ended March 31, 2003 occurred due to the liquidation of the Company's subsidiary, Auto-Q International Limited. The total represents the excess of liabilities over the amount to be paid to the creditors of Auto-Q International Limited.

NET INCOME

Net Income for the six months ended March 31, 2003 was $672,030, or $.02 per diluted share, which compares with a Net Loss of $137,075, or $.03 cents per diluted share in the six months ended March 31, 2002.

Net Income for the six months ended March 31, 2003 includes a loss on impairment of intangible assets and on disposal of fixed assets of $210,751 and a gain on forgiveness of debt of $1,875,033. These items arose as a result of the reorganization described above. Restated before restructuring the Company would have had a Net Loss for the six months ended March 31, 2003 of $992,252.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUE

Revenues are generated from the sale, installation, maintenance and monitoring of the Company's vehicle tracking and data acquisition systems. Total revenues for the three months ended March 31, 2003 and March 31, 2002 were $121,740 and $179,281, respectively, representing a decrease of $57,541 or 32.1%. The decrease in revenue resulted primarily from the delay in several large orders. This was caused by slower than previously anticipated development of new products caused by a combination of technology and cash flow issues. Consequently the company expects that the orders will be completed and shipped in the three months ending June 30, 2003. Revenue from sales of equipment was $115,446 and $160,768 for the three months ended March 31, 2003 and 2002, respectively. Service and maintenance revenue for the three months ended March 31, 2003 and 2002 was $6,294 and $18,513, respectively.

COST OF GOODS SOLD

Cost of goods sold consists primarily of the cost of components for the Company's vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the three months ended March 31, 2003 was $193,353, or 158.8%, of revenue as compared to $167,812, or 93.6% of revenue, for the three months ended March 31, 2002. Cost of goods sold include a number of costs, such as wages, which are constant each month and do not vary in line with sales. As a result of the low revenue in the three months ended March 31, 2003, cost of goods sold increased as a percentage of revenue. Also, following a review of the stock of components and spare parts at the time of the transfer of assets from the Company's subsidiary, Auto-Q International Limited to another subsidiary, Auto-Q Solutions Limited, pursuant to the reorganization described above the value of inventory was written down by $80,000.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2003 and March 31, 2002 were $347,975, or 285.8% of revenue, and $233,467, or 130.2% Of revenue, respectively. The increase in selling, general and administrative expenses of $114,508 was primarily attributable to an increase in salaries as we hired additional sales and programming staff.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS AND DISPOSAL OF FIXED ASSETS

Pursuant to the reorganization described more particularly above, the Company's subsidiary, Auto-Q International Limited, has been liquidated. As a result, the Company wrote off all intangible assets, consisting of a distribution contract and goodwill due to impairment. Also, all capitalized equipment was returned in consideration for the release of the associated indebtedness. Therefore, the Company recorded a loss of $210,571 related to these items during the three month period ended March 31, 2003.

GAIN ON DEBT FORGIVENESS

The gain on debt forgiveness of $1,875,033 during the three months ended March 31, 2003 occurred due to the liquidation of the Company's subsidiary, Auto-Q International Limited. The total represents the excess of liabilities over the amount to be paid to the creditors of Auto-Q International Limited.

NET INCOME

Net Income for the three months ended March 31, 2003 was $1,167,439 or $.03 per diluted share, which compares with a Net Loss of $182,963, or $.01 per diluted share in the three months ended March 31, 2002.

Net Income for the three months ended March 31, 2003 includes a loss on impairment of intangible assets and disposal of fixed assets of $210,751 and a gain on forgiveness of debt of $1,875,033. These items arose as a result of the reorganization described above. Restated before restructuring the Company would have had a Net Loss for the three months ended March 31, 2003 of $496,843.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the six months ended March 31, 2003 was $515,854 as compared to net cash used in operations for the six months ended March 31, 2002 of $15,364. Net cash used in operations for the six months ended March 31, 2003 reflects net income of $765,004, the issuance of stock for services of $115,480, the loss on impairment of intangible assets of $198,166, a decrease in inventory of $121,883 and an increase in accrued expense and other current liabilities of $126,326 offset by the gain on debt forgiveness of $1,875,033. Net cash used in operations for the six months ended March 31, 2002 reflects a net loss of $137,075 and an increase in prepaid expenses and other current assets of $156,587 offset by decreases in inventory and accounts receivable of $120,936 and $51,880, respectively, and an increase in accrued expenses and other current liabilities of $117,353.

Net cash used in investing activities for the six months ended March 31, 2003 was $10,096, consisting of the purchases of property and equipment and intangible assets. Net cash used in investing activities for the six months ended March 31, 2002 was $206,497, which consisted of an increase in loans receivable of $158,334 and deferred acquisition costs of $48,016.

Net cash provided by financing activities for the six months ended March 31, 2003 was $544,060, which consists of advances from stockholders and directors of $185,794, proceeds from deposits for shares of common stock to be issued and the issuance of common stock of $267,346 and $191,947, respectively, and capital contributions of $74,156 offset by repayments of notes payable - bank and other of $130,402 and $31,498, respectively. Net cash provided by financing activities for the six months ended March 31, 2002 was $223,189, which primarily consisted of proceeds from note payable - bank of $131,650 and advances from stockholders of $97,414.

At March 31, 2003, the Company has $31,646 of cash and working capital and stockholders' deficiencies of $421,376 and $540,548, respectively, and for the six months ended March 31, 2003 the Company had an operating loss before gain on forgiveness of debt of $1,047,317. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

ITEM 3. CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard.

                                    PART II

                               OTHER INFORMATION

ITEM  5. OTHER INFORMATION.

      In February 2003, the Company issued 1,090,127 restricted shares of the Company's common stock to purchasers in a private offering to persons resulting in net proceeds of $34,816. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

ITEM  6 -EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      99.1  Certifications of Tom Lam, pursuant to 18 U.S.C. 1350.

      99.2  Certifications of David Hope, pursuant to 18 U.S.C. 1830.

      (b)   Reports on Form 8-K.

      On March 20, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company was reorganizing its United Kingdom subsidiary by selling the assets from one subsidiary, Auto-Q International Limited, to another subsidiary, Auto-Q Solutions Limited and subsequently liquidating Auto-Q International Limited; and under Item 7 by including a copy of the Agreement for Sale of Business dated February 21, 2003 by and between Auto-Q International Limited and Auto-Q Solutions Limited.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 19, 2003           AUTO - Q INTERNATIONAL, INC.
         ----------------





                                  By:        /s/ Tom Lam
                                         ---------------------------------------
                                         Tom Lam
                                         President and Chief Executive Officer

                                  By:        /s/ David Hope
                                         ---------------------------------------
                                         David Hope
                                         Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

      I, TOM LAM, President and Chief Executive Officer (principal executive officer) of Auto-Q International, Inc. (the "Registrant"), certifies that:

      1. I have reviewed this quarterly report on Form 10-QSB of Auto-Q International, Inc.

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


      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                     1 0f 2

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/   Tom Lam
--------------------------------------------
         Tom Lam

Date: May 19, 2003

                                     2 of 2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

      I, DAVID HOPE, Chief Financial Officer (principal financial officer) of Auto-Q International, Inc. (the "Registrant"), certifies that:

      1. I have reviewed this quarterly report on Form 10-QSB of Auto-Q International, Inc.

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

    /s/  David Hope
--------------------------------------------
         David Hope

Date: May 19, 2003


                                     2 of 2