Form 10QSB
period 2003-06-30
AUTO Q INTERNATIONAL INC
filed 2003-08-13
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 001-31263
                                               ---------

                           AUTO-Q INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                               98-034160
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          53-57 Woodcock Trading Estate
                       Warminster BA12 9DX, United Kingdom        BA12 9DX
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip code)

                Issuer's telephone number: (011) 44-198-521-1000

                                       N/A
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At August 11, 2003, there were outstanding approximately 49,803,379 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index

Part I.  FINANCIAL INFORMATION                                              Page
------                                                                      ----

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet as of June 30, 2003 (Unaudited)                   F-1

Consolidated Statements of Operations and Comprehensive
    Income (Loss) for the Three and Nine Months Ended
    June 30, 2003 and 2002 (Unaudited)                                       F-2

Consolidated Statement of Stockholders' Deficiency for the
    Nine Months Ended June 30, 2003 (Unaudited)                              F-3

Consolidated Statements of Cash Flows for the Nine Months
    Ended June 30, 2003 and 2002 (Unaudited)                                 F-4

Notes to Consolidated Financial Statements                                   F-6


Item 2.   Management's Discussion and Analysis or Plan of Operation           2

Item 3.   Controls and Procedures                                             7

Part II.  Other Information

Item 2.  Changes in Securities                                                8

Item 6.  Exhibit and Report on Form 8-K                                       8

Signatures                                                                    9

Item 1. Consolidated Financial Statements



                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
    Cash                                                            $     2,000
    Accounts receivable                                                 323,099
    Inventory                                                           182,088
    Prepaid expenses and other current assets                             4,896
                Total current assets                                    512,083

Property and equipment, net                                              49,856

Other assets:
    Software development, net                                            96,405
    Deposits                                                              9,407
                                                                    -----------
                Total other assets                                      105,812
                                                                    -----------
                                                                    $   667,751
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Notes payable - bank                                            $   135,695
    Note payable - other                                                214,539
    Accounts payable                                                    258,338
    Due to stockholders and directors                                    10,844
    Accrued expenses and other current liabilities                      401,598
                                                                    -----------
                Total current liabilities                             1,021,014

Deposit for shares of common stock to be issued                         380,883

Commitments

Stockholders' deficiency:
    Preferred stock - $.001 par value:
        1,000,000 shares authorized, none issued and outstanding           --
    Common stock - $.001 par value:
        50,000,000 shares authorized; 43,484,379 shares issued
        and outstanding                                                  43,484
    Additional paid-in capital                                          857,064
    Accumulated deficit                                              (1,458,356)
    Accumulated other comprehensive loss                               (176,338)
                                                                    -----------
                Total stockholders' deficiency                         (734,146)
                                                                    -----------
                                                                    $   667,751
                                                                    ===========


                See notes to consolidated financial statements.



                                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                    (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                       June 30,
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003          2002
                                                    ------------    ------------    ------------    ------------
Revenue:
    Sales of equipment                              $    286,811    $    119,303    $    680,286    $    819,473
    Service income                                        15,090          42,596          29,737          80,945
                                                    ------------    ------------    ------------    ------------
               Total revenue                             301,901         161,899         710,023         900,418

Cost of goods sold                                       171,996         101,888         559,267         506,451
                                                    ------------    ------------    ------------    ------------

Gross profit                                             129,905          60,011         150,756         393,967

Selling, general and administrative expenses             294,796         403,024       1,152,213         896,867

Loss on impairment of intangible assets                     --              --           198,166            --

Loss on disposal of fixed assets                            --              --            12,585            --

Reversal (gain) on forgiveness of debt                    60,939            --        (1,814,094)           --
                                                    ------------    ------------    ------------    ------------

Operating income (loss)                                 (225,830)       (343,013)        601,886        (502,900)

Interest expense                                           3,173           8,703          44,246          17,802
                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for (benefit from)
    income taxes                                        (229,003)       (351,716)        557,640        (520,702)

Provision for (benefit from) income taxes                   --            38,580          21,638          (7,102)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                       (229,003)       (390,296)        536,002        (527,804)

Other comprehensive income (loss):
    Cumulative translation adjustment                      1,256         (18,910)        (91,717)        (18,476)
                                                    ------------    ------------    ------------    ------------

Comprehensive income (loss)                         $   (227,747)   $   (409,206)   $    444,285    $   (546,280)
                                                    ============    ============    ============    ============

Basic and diluted net income (loss) per share       $       (.01)   $       (.04)   $        .01    $       (.06)
                                                    ============    ============    ============    ============

Weighted average number of shares
       outstanding                                    42,536,234       8,999,996      40,523,886       8,999,996
                                                    ============    ============    ============    ============


                                  See notes to consolidated financial statements.

                                                       F-2



                                          AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Stockholders' Deficiency
                                            For the Nine Months Ended June 30, 2003
                                                          (Unaudited)



                                                                                                   Accumulated
                                                Common Stock           Additional                     Other
                                         -------------------------      Paid-In     Accumulated   Comprehensive
                                            Shares        Amount        Capital       Deficit         Loss           Total
                                         -----------   -----------    -----------   -----------    -----------    -----------
Balance, October 1, 2002                  37,414,160   $    37,414    $   355,096   $(1,994,358)   $   (84,621)   $(1,686,469)

Issuance of common stock                   5,272,523         5,272        220,822          --             --          226,094

Issuance of common stock for services        490,000           490        114,990          --             --          115,480

Issuance of common stock in connection
    with the acquisition of AICS             307,696           308         92,000          --             --           92,308

Capital contribution                            --            --           74,156          --             --           74,156

Net income                                      --            --             --         536,002
                                                                                                          --          536,002

Cumulative translation adjustment               --            --             --            --          (91,717)       (91,717)
                                         -----------   -----------    -----------   -----------    -----------    -----------

Balance, June 30, 2003                    43,484,379   $    43,484    $   857,064   $(1,458,356)   $  (176,338)   $  (734,146)
                                         ===========   ===========    ===========   ===========    ===========    ===========


                                         See notes to consolidated financial statements.

                                                              F-3



                      AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                 Nine Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                        $   536,002    $  (527,804)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Depreciation and amortization                             53,090         31,041
        Issuance of common stock for services                    115,480           --
        Loss on impairment of intangible assets                  198,166           --
        Loss on disposal of fixed assets                          12,585           --
        Gain on forgiveness of debt                           (1,814,094)          --
        Deferred income tax expense                                 --            7,102
        Change in assets and liabilities:
           Accounts receivable                                  (178,358)      (114,575)
           Inventory                                             138,445        126,143
           Prepaid expenses and other current assets              45,093        (26,166)
           Deposits and other assets                              (8,133)         2,137
           Accounts payable                                       (1,229)       150,924
           Deferred revenue                                      (14,924)        27,036
           Accrued expenses and other current liabilities        139,327        297,870
                                                             -----------    -----------
                Net cash used in operating activities           (778,550)       (26,292)
                                                             -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                            (3,760)      (102,566)
    Purchase of intangible assets                                 (6,333)          --
    Loans receivable                                                --         (210,812)
    Deferred acquisition costs                                      --          (51,605)
                                                             -----------    -----------
                Cash used in investing activities                (10,093)      (364,983)
                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from (repayment of) notes payable - bank, net          (949)       107,656
    Repayment of note payable - other                            (49,509)          --
    Payments of capital lease obligations                        (13,918)       (26,762)
    Advances from stockholders and directors, net                199,842        331,839
    Proceeds from deposit for shares of common stock
        to be issued                                             380,883           --
    Proceeds from issuance of common stock                       226,094           --
    Capital contribution                                          74,156           --
                                                             -----------    -----------
                Net cash provided by financing activities        816,599        412,733
                                                             -----------    -----------

Effect of exchange rate changes on cash                          (25,956)       (21,147)
                                                             -----------    -----------

Net increase in cash                                               2,000            311

Cash, beginning of year                                             --               92
                                                             -----------    -----------

Cash, end of period                                          $     2,000    $       403
                                                             ===========    ===========


                    See notes to consolidated financial statements.

                                          F-4

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                                   (Unaudited)


                Supplemental Disclosure of Cash Flow Information

                                                           Nine Months Ended
                                                                June 30,
                                                         -----------------------
                                                          2003            2002
                                                         -------         -------

Cash paid during the period for:
    Interest                                             $44,246         $17,802


      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the nine months ended June 30, 2003, the Company issued 307,696 shares valued at $92,308 in satisfaction of their obligation to the seller of AICS.


                See notes to consolidated financial statements.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2003 and 2002 (Unaudited)


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

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002 (unaudited), (b) the financial position at June 30, 2003 (unaudited), (c) the changes in stockholders' deficiency for the nine months ended June 30, 2003 (unaudited) and (d) cash flows for the nine months ended June 30, 2003 and 2002 (unaudited), have been made.

     The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the nine month period ended June 30, 2003 (unaudited) are not necessarily indicative of those to be expected for the entire year.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2003 and 2002 (Unaudited)


1.   Principles of Consolidation and Operations (Continued)

Liquidation
-----------

     On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately (pound)1,350,000 (approximately $2,127,000 at March 31, 2003) would be paid (pound)160,000 (approximately $252,000 at March 31, 2003), which resulted in a gain of approximately $1,875,000 during the quarter ended March 31, 2003. During the quarter ended June 30, 2003, Solutions agreed to pay certain Auto-Q UK vendors additional amounts in order to continue to do business with them, resulting in a reversal of approximately $61,000. At June 30, 2003, Solutions still owes (pound)130,000 (approximately $215,000) to the liquidator. Solutions continues to operate the business of Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

Acquisition
-----------

     In September 2002, Auto-Q UK acquired all of the issued and outstanding ordinary shares of AICS, a corporation organized under the laws of England and Wales, for (pound)43,633 (approximately $61,000) and 307,696 common shares of Auto-Q. The shares, which were issued in November 2002, were valued at $.30 per share, totaling approximately $92,000. The entire purchase price was allocated to a distribution agreement.

Going Concern

     At June 30, 2003, the Company has $2,000 of cash, working capital and stockholders' deficiencies of $508,931 and $734,146, respectively, and for the nine months ended June 30, 2003 the Company had an operating loss before gain on forgiveness of debt, loss on impairment of intangible assets and loss on disposal of fixed assets of $1,067,342. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

2.   New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 provisions are generally effective for financial statements issued on or after May 15, 2002.

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2003 and 2002 (Unaudited)


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

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2003 and 2002 (Unaudited)

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

4.   Note Payable - Bank

     In April 2003, Solutions signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $413,000 at June 30, 2003). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Solutions pays interest at 2.5% above the base rate (6.25% at June 30, 2003). Borrowings under the line are secured by all of Solutions assets.

Item 2.  Management's Discussion and Analysis or Plan of Operation


RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Restructuring
-------------

During the quarter ended March 31, 2003, the Board of Directors of the Company's subsidiary, Auto-Q International Limited, determined that its liquidity was insufficient and that it might not be able to continue as a going concern. As a result, the Board of Auto-Q International Limited decided that it would be in the best interests of the creditors and shareholders of Auto-Q International Limited to reorganize by liquidating Auto-Q International Limited and selling its assets and goodwill to another subsidiary, Auto-Q Solutions Limited, a wholly owned dormant subsidiary of Auto-Q International Inc. Under United Kingdom law, this reorganization had the effect of discharging all of the debts of Auto-Q International Limited while maintaining the operations of the business through a new subsidiary of the Company. This reorganization was approved by the creditors of Auto-Q International Limited on March 31, 2003

Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the nine months ended June 30, 2003 and June 30, 2002 were $710,023 and $900,418 respectively, representing a decrease of $190,395 or 21.1%. The decrease in revenue resulted primarily from the delay in completion of two orders, which are expected to ship in the following quarter. The delay was primarily due to technology and cash flow issues. Revenue from sales of equipment was $680,286 and $819,473 for the nine months ended June 30, 2003 and 2002, respectively. Service and maintenance revenue for the nine months ended June 30, 2003 and 2002 was $29,737 and $80,945 respectively. The decrease in service and maintenance revenue is due to the decline in service work performed in the nine months ended June 30, 2003.

Income Taxes
------------

The provision for income taxes during the nine months ended June 30, 2003 was due to the Company providing for a valuation allowance at June 30, 2003 against deferred tax assets recorded in 2002.

Net Income
----------

Net income for the nine months ended June 30, 2003 was $536,002, or $.01 per share, which compares with a net loss of $527,804, or $.06 per share in the nine months ended June 30, 2002.

Net income for the nine months ended June 30, 2003 includes a loss on impairment of intangible assets and on disposal of fixed assets of $210,751 and a gain on forgiveness of debt of $1,814,094. These items arose as a result of the reorganization described above. Restated before restructuring the Company would have had a net loss for the nine months ended June 30, 2003 of $1,067,341.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the three months ended June 30, 2003 and June 30, 2002 were $301,901 and $161,899 respectively, representing an increase of $140,002 or 86.5%. The increase in revenue resulted from increased orders in the quarter compared to the prior year. Revenue from sales of equipment was $286,811 and $119,303 for the three months ended June 30, 2003 and 2002, respectively. Service and maintenance revenue for the three months ended June 30, 2003 and 2002 was $15,090 and $42,596 respectively. The decrease in service and maintenance revenue is due to the decline in service work performed in the quarter ended June 30, 2003.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the three months ended June 30, 2003 was $171,996 or 57.0% of revenue as compared to $101,888 or 62.9% of revenue, for the three months ended June 30, 2002. Cost of goods sold include a number of costs, such as wages, which are constant each month and do not vary in line with sales. As a result of the increased revenue in the quarter ended June 30, 2003 cost of goods sold decreased as a percentage of revenue.

Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $294,796 or 97.6% of revenue and $403,024 or 248.9%
of revenue, respectively. The decrease of $108,228 was primarily attributable to approximately $98,000 of expenses relating to a major promotional event at the Commercial Vehicle Show in April 2002.

Reversal on Debt Forgiveness
----------------------------

During the quarter ended June 30, 2003, the Company agreed to pay certain vendors of its subsidiary, Auto-Q International Limited, in order to continue to do business with them. This resulted in a reversal on debt forgiveness of $60,939 in the three months ended June 30, 2003.

Income Taxes
------------

The provision for income taxes during the three months ended June 30, 2003 was due to the Company providing for a valuation allowance against deferred tax assets recorded in 2002 for their net operating loss carryforwards.

Net Loss
--------

Net loss for the three months ended June 30, 2003 was $229,003, or $.01 per share, which compares with a net loss of $390,296, or $.04 per share in the three months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the nine months ended June 30, 2003 was $778,550 as compared to net cash used in operations for the nine months ended June 30, 2002 of $26,292.

     o During the nine months ended June 30, 2003 the Company had a net loss from operations before non-cash items of a gain on forgiveness of debt, loss on impairment of intangible assets and disposal of fixed assets of $1,067,341. In addition, the Company's increased sales in the third quarter resulted in an increase in accounts receivable of $178,358. These uses of cash were offset by the reduction in inventory of $138,445 and the increase in accrued expenses and other current liabilities of $139,327.

     o During the nine months ended June 30, 2002 the Company had a net loss of $527,804 and an increase in accounts receivable of $114,575 offset by decreases in inventory of $126,143 and increases in accounts payable and accrued expenses and other current liabilities of $150,924 and $297,870 respectively.

Net cash used in investing activities for the nine months ended June 30, 2003 was $10,093, consisting of the purchases of equipment and intangible assets. Net cash used in investing activities for the nine months ended June 30, 2002 was $364,983, which primarily consisted of loans to unrelated entities of $210,812 and the purchase of property and equipment of $102,566.

Net cash provided by financing activities for the nine months ended June 30, 2003 was $816,599 as compared to $412,733 for the nine months ended June 30, 2002.

     o Net cash provided by financing activities for the nine months ended June 30, 2003 reflects advances from stockholders and directors of $199,842, proceeds from deposits for shares of common stock to be issued and the issuance of common stock of $380,833 and $226,094 respectively, and capital contributions by certain stockholders of $74,156 offset by repayments of note payable - other of $49,509 and capital lease obligations of $13,918.

     o Net cash provided by financing activities for the nine months ended June 30, 2002 primarily consisted of proceeds from note payable - bank of $107,656 and advances from stockholders and directors of $331,839.


In April 2003, Auto-Q Solutions Limited signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $413,000 at June 30, 2003). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Auto-Q Solutions Limited pays interest at 2.5% above the base rate (6.25% at June 30, 2003). Borrowings under the line are secured by all of Auto-Q Solutions Limited's assets.

At June 30, 2003, Auto-Q Solutions Limited still owes (pound)130,000 (approximately $215,000) to the liquidator.

At June 30, 2003, the Company has $2,000 of cash, working capital and stockholders' deficiencies of $508,931 and $734,146, respectively, and for the nine months ended June 30, 2003 the Company had an operating loss before gain on forgiveness of debt, loss on impairment of intangible assets and loss on disposal of fixed assets of $1,067,341. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

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

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts, including, but not limited to, certain statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements could differ materially from those stated in such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB, including, without limitation, the portions of such reports under the captions referenced above, and the risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in or demand for the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

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

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 1.  Legal Proceedings

None.

Item 2.  Changes in securities

In May 2003, we issued 2,876,040 restricted shares of our common stock to purchasers in a private offering to persons resulting in net proceeds of $26,147. All of the purchasers in the private offering were "non-U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits and Index of Exhibits

     31.1(a) and (b)

          Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 and 32.2

          Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     No reports were filed on Form 8-K for the year ended December 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 12, 2003                  AUTO-Q INTERNATIONAL, INC.


                                            By:  /s/  Tom Lam
                                               --------------------------------
                                                      Tom Lam, President and
                                                      Chief Executive Officer