Form 10QSB/A
period 2003-06-30
AUTO Q INTERNATIONAL INC
filed 2003-08-14
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Item 1. Consolidated Financial Statements



                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
    Cash                                                            $     2,000
    Accounts receivable                                                 323,099
    Inventory                                                           182,088
    Prepaid expenses and other current assets                             4,896
                                                                    -----------
                Total current assets                                    512,083

Property and equipment, net                                              49,856

Other assets:
    Software development, net                                            96,405
    Deposits                                                              9,407
                                                                    -----------
                Total other assets                                      105,812
                                                                    -----------
                                                                    $   667,751
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



                                    AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                    (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                       June 30,
                                                    ----------------------------    ----------------------------
                                                        2003            2002            2003          2002
                                                    ------------    ------------    ------------    ------------
Revenue:
    Sales of equipment                              $    286,811    $    119,303    $    680,286    $    819,473
    Service income                                        15,090          42,596          29,737          80,945
                                                    ------------    ------------    ------------    ------------
               Total revenue                             301,901         161,899         710,023         900,418

Cost of goods sold                                       171,996         101,888         559,267         506,451
                                                    ------------    ------------    ------------    ------------

Gross profit                                             129,905          60,011         150,756         393,967

Selling, general and administrative expenses             294,796         403,024       1,152,213         896,867

Loss on impairment of intangible assets                     --              --           198,166            --

Loss on disposal of fixed assets                            --              --            12,585            --

Reversal (gain) on forgiveness of debt                    60,939            --        (1,814,094)           --
                                                    ------------    ------------    ------------    ------------

Operating income (loss)                                 (225,830)       (343,013)        601,886        (502,900)

Interest expense                                           3,173           8,703          44,246          17,802
                                                    ------------    ------------    ------------    ------------

Income (loss) before provision for (benefit from)
    income taxes                                        (229,003)       (351,716)        557,640        (520,702)

Provision for income taxes                                  --            38,580          21,638           7,102
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                       (229,003)       (390,296)        536,002        (527,804)

Other comprehensive income (loss):
    Cumulative translation adjustment                      1,256         (18,910)        (91,717)        (18,476)
                                                    ------------    ------------    ------------    ------------

Comprehensive income (loss)                         $   (227,747)   $   (409,206)   $    444,285    $   (546,280)
                                                    ============    ============    ============    ============

Basic and diluted net income (loss) per share       $       (.01)   $       (.04)   $        .01    $       (.06)
                                                    ============    ============    ============    ============

Weighted average number of shares
       outstanding                                    42,536,234       8,999,996      40,523,886       8,999,996
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

Going Concern
-------------

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

2.   New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 provisions are effective for financial statements issued on or after May 15, 2002.

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

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the nine months ended June 30, 2003 was $559,267 or 78.8% of revenue as compared to $506,451 or 56.2% of revenue, for the nine months ended June 30, 2002. Cost of goods sold include a number of costs, such as wages, which are constant each month and do not vary in line with sales. As a result of the low revenue in the nine months ended June 30, 2003 cost of goods sold increased as a percentage of revenue. Also, following a review of the stock of components and spare parts at the time of the transfer of assets from the Company's subsidiary, Auto-Q International Limited, to another subsidiary, Auto-Q Solutions Limited, pursuant to the reorganization in the second quarter described above, the value of inventory was written down by approximately $80,000.

Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the nine months ended June 30, 2003 and June 30, 2002 were $1,152,213 or 162.3% of revenue and $896,867 or
99.6% of revenue, respectively. The increase in selling, general and administrative expenses of $255,346 was attributable to $115,000 of costs relating to the issuance of stock for services, an increase in salaries of approximately $107,000 as the company hired additional sales and programming staff and $34,000 of market research costs for a new consumer product.


Loss on Impairment of Intangible Assets and Disposal of Fixed Assets
--------------------------------------------------------------------

Pursuant to the reorganization described more particularly above, the Company's subsidiary, Auto-Q International Limited, was liquidated during the quarter ended March 31, 2003. As a result, the Company wrote off all intangible assets, consisting of a distribution contract and goodwill due to impairment. Also, all capitalized equipment was returned in consideration for the release of the associated indebtedness. Therefore, the Company recorded a loss of $210,751 related to these items during the second quarter.

Gain on Debt Forgiveness
------------------------

The gain on debt forgiveness of $1,814,094 during the nine months ended June 30, 2003 occurred due to the liquidation of the Company's subsidiary, Auto-Q International Limited. The total represents the excess of liabilities over the amount to be paid to the creditors of Auto-Q International Limited.

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