Form 10KSB
period 2003-09-30
AUTO Q INTERNATIONAL INC
filed 2003-12-29
CIK 1144254

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-________

                           Auto-Q International, Inc.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Delaware                                       98-0349160
 ------------------------------                 -------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                          53-57 Woodcock Trading Estate
                               Warminster BA12 9DX
                                 United Kingdom
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (011) 44 870 873 1250
                                                   ----------------------

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                                  Name of each exchange on
Common Stock, par value                                   which registered
    $.001 per share                                             None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes     |_|     No     |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $ 762,990.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 26, 2003, is $5,329,459.

The number of shares of common stock outstanding as of December 24, 2003 was 49,984,379.

                                     PART I

     The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.  Description of Business.

     Overview


     Auto-Q International develops, supplies and installs mobile data acquisition and vehicle tracking systems using global positioning systems and telematics technology. Data collected is then transmitted to a monitoring station or the customer using mobile communication systems. The data provides end-users with solutions for diverse applications for vehicle fleet and asset management including tracking and positioning, security, fuel monitoring, navigation, data acquisition and a comprehensive package of reports. Most of our business is currently conducted in the United Kingdom.

     The flexible, sophisticated tracking and monitoring systems provide security for customers' valuable assets with readily accessible information for the user. The systems are employed to track vehicles as metering devices, remote sensors and alarms. Future advances in positioning and telematics technology, including reduced component size, cost and power consumption, and increased functionality, are expected to continue to drive global positioning and telematics into a variety of new, high-volume applications.

     Our monitoring systems and reporting packages add value to major logistics operators by reducing their operational costs. Our products are sophisticated and reliable and, we believe, are far in advance of competitor systems in the field, including those of our main UK competitor, MinorPlanet Plc.

     Auto-Q International Inc. was incorporated in the State of Delaware on April 26, 2001 and acquired the operating subsidiary at that time, Auto-Q International Limited, (formerly Warminster Systems Limited), on April 27, 2001. Approval to trade shares in Auto-Q International Inc. was given by NASD on August 14, 2002 and trading in the shares commenced on the OTC Bulletin Board on September 13, 2002.

On February 13, 2003, the Board of Auto-Q International Limited determined that it would be in the best interest of the Auto-Q International Limited creditors and the creditors and shareholders of Auto-Q International Inc. to sell the assets of Auto-Q International Limited to Auto-Q Solutions Limited, a wholly owned subsidiary of Auto-Q International Inc., and that Auto-Q International Limited be voluntarily liquidated. Auto-Q Solutions Limited will continue the business currently operated by Auto-Q International Limited, free of the obligations owing to the creditors of Auto-Q International Limited who will be paid from the proceeds of the sale.

Our head office is at 53-57 Woodcock Trading Estate, Warminster, BA12 9DX, United Kingdom.

     Acquisitions

     Automotive Information Control Systems (UK) Limited. In June 2001, we entered into a preliminary agreement to acquire all of the issued and outstanding ordinary shares of Automotive Information Control Systems (UK) Limited ("AICS"), a corporation organized under the laws of England and Wales, for (pound)43,633 (approximately $61,000) and 76,924 shares of our common stock. In November 2002, we issued 76,924 (pre-dividend) shares of our common stock in consummation of the transaction.

     AICS supplies diesel flowmeters to the automotive industry throughout the United Kingdom. These flowmeters, when installed into a vehicle, can provide real time and historical fuel consumption figures to the driver in the vehicle and back to the host computer when connected to our data acquisition units. The AICS flowmeter is an integral component of the system we supply to our customers who need to monitor driver and vehicle performances using our data acquisition units in order to economize on fuel consumption in their fleet.

     Gridloc Limited. In August 2001, we entered into a preliminary agreement (the "Purchase Agreement") to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for (pound)100,000 and 1,538,461 shares of our common stock. Subsequent to the Purchase Agreement, circumstances arose which prevented consummation of the Purchase Agreement as previously agreed upon. On March 21, 2002, we rescinded the Purchase Agreement and have determined that monies loaned to Gridloc in anticipation of the acquisition totaling approximately $277,000 are uncollectible. No shares were issued to Gridloc.

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

FLEETTRAK TRAILER             A sophisticated tracking and monitoring system
                              designed for trailers and containers. The system can operate without an external power supply for up to eight weeks. If a trailer fitted with this unit is stolen, its location can be determined even if the trailer is disconnected from its tractor unit and hidden. This system also has applications for contractors, manufacturing and storage plants, boats and containers.

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

SOFTWARE-TRANSPORT
INFORMATION
MANAGEMENT SYSTEMS            A fleet management software program that processes
                              and analyzes fuel and vehicle data.

ACTIVE RISK
MANAGEMENT
PACKAGE A package that employs our latest satellite vehicle technology and has the capability of documenting vehicle behavior for up to 4 minutes prior to an accident.


     Sales of FleetTrak and eGuard products accounted for approximately 90% of equipment sales in the last two years with the fuel monitoring products representing the balance of our equipment sales. We also offer a monitoring and report service to our customers for all of our products. This allows a customer to identify asset specific data of importance to its business, which we, in turn, program the unit to record. Our proprietary software allows us to program our products to record a variety of customer specified data on a continuous basis for up to twelve weeks. We can then dial into a particular unit at any time to generate a report containing the customer's specifications for its internal, insurance and regulatory needs.

     Auto-Q provides a one-year parts and labor warranty on our products. We also provide service, maintenance and support for our customers' tracking and monitoring systems through maintenance plans or project specific plans based on time and significance. Service and maintenance fees accounted for approximately 11.7% of revenues in the year ended September 30, 2003.

System Components

     All of Auto-Q's products use the same base components (a microprocessor, a modem, and global system) for mobile communications network.

     Auto-Q products utilize standard systems for mobile communications functionality that is already supported by all major global systems infrastructure suppliers today.

     Our location systems (FleetTrak and eGuard) utilize:

     - A standard, unmodified global system for mobile communications cellular network;

     - Server hardware and software interacting with the global systems for mobile communications cellular network operator's system, placed at the operator's site, at our premises or third party premises;

     - A standard global systems for mobile communications cellular phone, wireless application protocol phone and other global systems for mobile communications mobile devices; and

     -    Our proprietary application software (Auto-Q Locator).

     The server consists of a number of computers that manage the traffic between the global systems for mobile communications network and the Auto-Q Locator application software. Auto-Q Locator is designed to handle large quantities of messages used in complex applications. The Auto-Q location technology manages the communication processes, including routing of messages, calculation of positions, database management and bi-directional message confirmation.

     We developed Auto-Q Locator based on market and customer-driven principles. Normally, these applications provide a graphical or text interface to display positions on a computer terminal. Information services relative to a user's location are also supported through Auto-Q Locator, which can replay a journey on a current or historical basis.

     Our telematics terminals can be installed in vehicles, machinery or various industrial equipment with associated Auto-Q Locator application software to manage the operation of the terminals.

     The FleetTrak units used for in-vehicle applications contain a global system for mobile communications module. These terminals are built to be installed in vehicles and withstand the harsh in-vehicle operating environment or in industrial environments without constant supervision by personnel. Terminals have input-output devices for telematics functions. All terminals include a global positioning module, which is a satellite tracking technology that complements global systems for mobile communications technology.

     Our FleetTrak units can also be programmed to activate by remote control when, for example, someone reports an item missing, presses a distress button, or when a conventional alarm is triggered. The terminals can also be pre-programmed for movement restriction applications, such as to indicate when a vehicle passes certain limits; e.g., being driven on board of a ferry. The terminal can monitor the performance of machinery and automatically send an alarm if performance is deteriorating. The remote configuration will allow the customer to locate an asset, lock doors on a vehicle, make its lights flash, shut off fuel injection, etc. as well as automatically trigger service calls on a wide variety of industrial equipment. These telematics terminals can be installed at the point of manufacture or in the field on vehicles already in use.

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

     The FleetTrak units are microprocessor-controlled telematics terminals containing global systems for mobile communications transmitter and receiver, a computer circuit board, memory and backup battery power. The battery provides back up in case the regular power source is disconnected. For asset and vehicle security, we offer a covert model where the antenna is very small and does not need to be mounted visibly, in the open or at the exterior, so the units can be completely concealed and hidden in the asset or vehicle. We also offer a more advanced version of the terminals with more facilities and a broader range of global systems for mobile communications functions and additional satellite capability, making it more flexible for extensive fleet management services.

     The telematics platform within the FleetTrak units is the same core platform used in the location system, which consists of a micro-processor monitoring a variety of activities. It is designed to handle large quantities of messages used in complex applications. The telematics platform manages the communication processes, including routing of messages, database management and bi-directional message confirmation.

     The FM Series - The fuel monitoring system is a control box which uses Newcomms Software for downloading and reporting functions. It monitors and controls fuel consumption and discharge of fuel from fuel pumps.

     The AIC Diesel flowmeters are designed to monitor fuel consumption of vehicles. The flowmeter is an integral component of the FleetTrak system we supply to our customers who need to monitor driver and vehicle performance.

Intellectual Property

     The following proprietary software applications were developed by Tom Lam, our CEO, all of which have been assigned by Mr. Lam to Auto-Q:

- AUTO-Q LOCATOR - this is our vehicle tracking and messaging program. Auto-Q Locator tracks the current position of vehicles within 10-15 seconds using the global systems for mobile communications mobile network and displays the vehicles on mapping for the United Kingdom and Europe. Auto-Q Locator can also display the historical positions of vehicles on request, provide two-way messaging that details the content of all incoming and outgoing messages to vehicles, and has global mapping display capability.

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

- NEWCOMMS - this is our static fuel monitor downloading and reporting software program. It is used in the products FM series - fuel monitoring system. Our fuel monitor systems, installed at a customer's location, control diesel and gas oil pumps, records the pumps activities and transactions in its memory for a period of up to 8 weeks. The Newcomms software communicates with the fuel monitor by telephone network, radio or global systems for mobile communications mobile network to download data to an office personal computer and generates reports per the customer's specification.

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

Market for Our Products

     The value of the vehicle tracking and telematics industry is expected to grow worldwide to over $33 billion in 2005 (Web Tech Wireless) and, by 2005, 85% of new cars sold are anticipated to have telematics devices of some sort. In Europe, the telematics market is projected to grow from $1 billion in 2000 to $6.6 billion in 2007 (2000 Frost & Sullivan).

     Within the vehicle tracking and telematics industry, there are two distinct areas of operation for which we provide products and services:

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

     - Freight haulers who need a comprehensive fleet monitoring, communication and management system.

     -    Parcel delivery companies.

     -    Bus and coach companies.

     -    Emergency services - Police, Fire and Ambulance.

     -    Fleet operators with trailers and temperature controlled trailers.

     Our strategy is to leverage our expertise in global positioning and other position solutions, coupled with information and communication technologies to provide a comprehensive product offering to our customers. Our primary objectives are to:

     - Focus on growth markets. We target markets that offer the greatest potential for growth, profitability, and a leadership position. Currently, we focus on two market segments: fleet management and information and vehicle and asset security. We believe these market segments can be characterized by a need for improved productivity, lower cost, and better information.

     - Continue to provide innovative, differentiated product solutions. Our objective is to continuously provide innovative solutions that deliver significant value to our end-users. We intend to improve our market position through research and development spending, which provides us with products differentiated through software, hardware, and application specific features. In addition, we will target solutions aimed at specific applications.

     - Develop products that integrate communications technologies. In developing our products, we intend to integrate within our markets the functionality brought about by the convergence of global positioning, wireless, and information technologies. We seek to combine these technologies to create products that provide end-users with comprehensive solutions that enable the real-time management of information and enhance productivity and efficiency.

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

     During the last twelve months, we have benefited from a sharp increase of referrals from our existing clients, which we will build upon with the following marketing tools:

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

     -    Attendance at major trade exhibitions

     -    Retention of a professional marketing and public relations firm

     -    Direct mailing followed by a professional telesales approach

     -    Traditional face to face approaches by an experienced sales team

Existing Clients

          Our customer base over the last two years includes:

          Brian Currie Ltd
          Mercedes Benz
          ERF Trucks
          Sutton & Sons (St. Helens) Ltd.
          Walkers Snack Foods Ltd. (Subsidiary of Pepsi Cola)
          Allied Mills Ltd.
          Security Express Ltd.
          MFI
          BNFL
          Scania Trucks
          Monmouth County Council
          Oxfordshire County Council
          Swindon Borough Council
          Alco Waste Management Limited
          AEA Technology

          In the year ended September 30, 2003 Walkers Snack Foods Ltd., Alco Waste Management Limited and AEA Technology accounted for approximately 38%, 20% and 12%, respectively, of our total revenue.

          In the year ended September 30, 2002 Walkers Snack Foods Ltd. and MFI accounted for 67% of our total revenue.

Governmental Regulation

     We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially affect our operations.

Corporate History

     Auto-Q International Inc. was incorporated in the State of Delaware on April 26, 2001 and acquired the operating subsidiary at that time, Auto-Q International Limited (formerly Warminster Systems Limited) on April 27, 2001. On September 13, 2002 the Company's common stock commenced trading on the OTC Bulletin Board under the trading symbol "AUTQ".

     On February 13, 2003, the Board of Auto-Q International Limited determined that it would be in the best interest of the Auto-Q International Limited creditors and the creditors and shareholders of Auto-Q International Inc. to sell the assets of Auto-Q International Limited to Auto-Q Solutions

Limited, a wholly owned subsidiary of Auto-Q International Inc., and that Auto-Q International Limited be voluntarily liquidated. Auto-Q Solutions Limited will continue the business currently operated by Auto-Q International Limited, free of the obligations owing to the creditors of Auto-Q International Limited who will be paid from the proceeds of the sale.

          On December 15, 2003 the Company announced that it had signed a letter of intent to acquire 100% of the outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission for 26,139,850 shares of common stock of Auto-Q. The acquisition is expected to take place prior to February 28, 2004.

          On December 22, 2003, the Company's stockholders voted to amend the Certificate of Incorporation to increase the authorized number of common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

Competition

     Within each of our target markets, we encounter direct competition from other positioning and fleet management information providers.

     In the fleet management and information market in the United Kingdom, we face ongoing competition primarily from other vehicle management system providers such as Minorplanet Systems PLC, Global Telematics and VeMis Limited.

     In the vehicle security market, we face competition from global positioning system providers such as Tracker, TrakBak and NavTrak.

     Although principal competitive factors vary between markets, typical competitive factors include ease of use, size, weight, power, consumption, features, performance, reliability, and price. In the commercial solution applications, ease of use and user functionality become the differentiating factors. We believe that our products currently compare favorably with respect to these various factors.

     We believe that our ability to compete successfully in the future against existing and new competitors will depend largely on our ability to provide more complete solutions, as well as products and services that have significantly differentiated features with improved cost/benefit ratios to our end-users. Our immediate challenge is to develop a higher marketing profile, develop our professional sales staff, overall infrastructure and exploit the opportunities available in order to match the existing market penetration enjoyed by our major competitors.

Employees

     We have 8 full-time and 1 part-time employees. Of these, 3 are in management, 2 are in sales/marketing, 1 is in administration, 2 are engineers and 1 is in software development. We believe our relationships with our employees are satisfactory.

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

Item 2.  Description of Property.

          Our headquarters are located at 53-57 Woodcock Trading Estate, Warminster, BA12 9DX, United Kingdom, where we occupy approximately 4,600 square feet of leased space under a lease that ends in December, 2003. We are finalizing negotiations to extend the lease on part of the property for a minimum of 6 months and on the remainder of the property for 3 years. This will give the Company the flexibility to move into larger premises as we continue to expand our sales and marketing staff and the potential to move part of the operations into premised occupied by our current acquisition target. Market conditions are such that there is adequate space available in the commercial market at this time on terms that are reasonable compared to historic prices. Annual base rent under the current lease is approximately $18,000, payable quarterly. We anticipate requiring additional space.


Item 3.  Legal Proceedings.

     On September 30, 2003, a former employee who recently resigned, filed a claim against Auto-Q with the United Kingdom Employment Tribunals. Auto-Q has filed a response and a counterclaim. Auto-Q and its counsel believe that this claim is without merit and immaterial, and we are vigorously defending against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Registrant's common stock is quoted on the OTC Bulletin Board under the symbol "AUTQ." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as quoted on the OTC Bulletin Board.


                                          High                   Low
                                     -------------          -------------
      FISCAL YEAR 2003
          First Quarter              $        0.55          $        0.12
          Second Quarter                      0.20                   0.02
          Third Quarter                       0.13                   0.02
          Fourth Quarter                      0.35                   0.07
          Twelve months                       0.55                   0.02
      FISCAL YEAR 2002
          Fourth Quarter             $        0.36          $        0.29
          Twelve months                       0.36                   0.29

     At December 24, 2003, there were 49,984,379 shares of common stock outstanding.

     During October 2002, 256,296 shares were sold for cash and 60,000 shares were issued to a professional advisor in consideration for services provided to the Company.

     On October 8, 2002, the Company completed a stock dividend of three shares of its common stock for every share of its outstanding common stock. As a result of this action the number of outstanding shares on that date was increased from 9,669,836 to 38,679,344.

     On November 18, 2002, the Company issued 307,696 ordinary shares as consideration for the purchase of AICS and it issued 250,000 shares to a professional advisor in consideration for services provided to the Company.

     On July 29, 2003 the Company issued 5,000,000 shares to a professional advisor for legal services provided to the Company in 2002 and the satisfaction of the liability.

     During the period from October 8, 2002, to December 19, 2003, 5,747,339 shares were sold for cash.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

Critical Accounting Policies and Estimates
------------------------------------------

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

Results of Operations - Years ended September 30, 2003 and 2002
---------------------------------------------------------------

Restructuring
-------------

During the quarter ended March 31, 2003, the Board of Directors of the Company's subsidiary, Auto-Q International Limited, determined that its liquidity was insufficient and that it might not be able to continue as a going concern. As a result, the Board of Auto-Q International Limited decided that it would be in the best interests of the creditors and shareholders of Auto-Q International Limited to reorganize by liquidating Auto-Q International Limited and selling its assets to Auto-Q Solutions Limited, which is a wholly owned subsidiary of Auto-Q International Inc. Under United Kingdom law, this reorganization had the effect of discharging all of the debts of Auto-Q International Limited while maintaining the operations of the business through a new subsidiary of the Company. This reorganization was approved by the creditors of Auto-Q International Limited on March 31, 2003.

Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems. Total revenues for the years ended September 30, 2003 and September 30, 2002 were $762,990 and $964,191 respectively, representing a decrease of $201,201 or 20.9% for the year ended September 30, 2003 from the year ended September 30, 2002. This resulted in a decrease in sales of equipment revenue of $189,046 or 21.9% to $673,702 from $862,748 for the years ended September 30, 2003 and 2002, respectively. The decrease in revenue was primarily from the completion in the year ending September 30, 2002 of a major product roll out program to our two largest customers. In the year ending September 30, 2003, the Company had a lower level of business from these customers equipping new vehicles to their fleets with our products. We have actively developed the market for our products with new customers and an extensive program of customer trials lasting some 6 to 9 months has been carried out. We expect to benefit from this work with an inflow of orders early in calendar year 2004. Service and maintenance revenues for the years ended September 30, 2003 and 2002 were $89,288 and $101,443, respectively.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation. Cost of goods sold for the year ended September 30, 2003 was $607,959 or 79.7% of revenue as compared to $545,316 or 56.6% of revenue, for the year ended September 30, 2002. Cost of goods sold include a number of costs, such as wages, which are constant each month and do not vary in line with sales. As a result of the low revenue in the year ended September 30, 2003 cost of goods sold increased as a percentage of revenue.

Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the years ended September 30, 2003 and September 30, 2002 were $1,785,903 or 234.1% of revenue and $1,362,717 or 141.3% of revenue, respectively. The increase in Auto-Q International, Inc.'s in selling, general and administrative expenses of $308,341 was primarily attributable to $287,793 of consulting, marketing and promotion expenses for agreements entered into by the Company which were paid by certain stockholders on behalf of the Company, $115,480 of costs relating to the issuance of stock for consulting services, offset by a reduction in legal fees of $98,434. Legal fees were significantly lower in the year ending September 30, 2003 compared to the prior year when the Company incurred high levels of legal fees associated with the floatation of the Company. Total costs for the UK subsidiaries remained unchanged in local currency for the years ending September 30, 2002 and 2003. However, exchange rate differences caused by the decline in the value of the Dollar resulted in an increase in costs upon translation of $114,845.

Loss On Impairment Of Intangible Assets, Goodwill And Disposal Of Fixed Assets
------------------------------------------------------------------------------
Pursuant to the reorganization described more particularly above, the Company's subsidiary, Auto-Q International Limited, was liquidated during the quarter ended March 31, 2003. As a result, the Company wrote off all intangible assets, consisting of a distribution contract and goodwill due to impairment. Also, all capitalized equipment was returned in consideration for the release of the associated indebtedness. Therefore, the Company recorded a loss of $210,751 related to these items.

Gain On Debt Forgiveness
------------------------

The gain on debt forgiveness of $1,794,403 during the year ended September 30, 2003 occurred due to the liquidation of the Company's subsidiary, Auto-Q International Limited. The total represents the excess of liabilities over the amount to be paid to the creditors of Auto-Q International Limited.

Write off of Loans Receivable
-----------------------------

In the fourth quarter of fiscal 2002, we wrote off loans to Gridloc Limited of approximately $277,000 upon the rescission of our acquisition agreement, and to Global-i of approximately $197,000 due to their liquidation.

Income Taxes
------------

The provision for income taxes during the year ended September 30, 2003 was due to the Company writing off deferred tax assets of $21,639.

Net Loss
--------

Net loss for the year ended September 30, 2003 was $155,674, or $.00 per share, which compares with a net loss of $1,543,991, or $.04 per share in the year ended September 30, 2002.

Net loss for the year ended September 30, 2003 includes a loss on impairment of intangible assets and goodwill and a disposal of fixed assets of $210,751 and a gain on forgiveness of debt of $1,794,403. These items arose as a result of the reorganization described above. Excluding the reorganization costs, the Company would have had a net loss for the year ended September 30, 2003 of $1,739,326.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the years ended September 30, 2003 and 2002 was $782,626 and $163,929 respectively.

     o During the year ended September 30, 2003 the Company had a net loss from operations before non-cash items of a gain on forgiveness of debt, loss on impairment of intangible assets and disposal of fixed assets, depreciation and amortization, capital contributions and the issue of common stock for services of $1,273,592. This use of cash was offset by a decrease in accounts receivable of $84,968 due to lower sales in the final quarter, a reduction in inventory of $119,744, a reduction in prepaid assets of $15,698, an increase in accounts payable of $66,751 due to costs incurred by the holding company in the final quarter, an increase in deferred revenue of $35,889 and an increase in accrued expenses and other current liabilities of $144,990 as a result of the Company's shortage of cash.

     o During the year ended September 30, 2002 the Company had a net loss of $1,543,991 offset by the write-off of loans receivable of $474,062, a decrease in inventory of $85,729 and increases in accounts payable and accrued expenses and other current liabilities of $189,704 and $500,898 respectively.

Net cash used in investing activities for the year ended September 30, 2003 was $10,085, consisting of the purchases of equipment and intangible assets. Net cash used in investing activities for the year ended September 30, 2002 was $488,872, which primarily consisted of loans to third parties of $253,137, payments for software development of $113,573 and the purchase on intangible assets of $99,997.

Net cash provided by financing activities for the year ended September 30, 2003 was $844,122 as compared to $717,724 for the year ended September 30, 2002.

     o Net cash provided by financing activities for the year ended September 30, 2003 comprised $469,028 in proceeds from loans payable - affiliates, $190,921 from stockholder advances, $226,193 net proceeds from the issue of stock and capital contributions by a stockholder of $149,346. These inflows were offset by a reduction in notes payable - bank and payments to liquidator of $110,622 and $66,684 respectively.

     o Net cash provided by financing activities for the year ended September 30, 2002 primarily consisted of proceeds from note payable - bank of $100,050 and advances from stockholders and directors of $611,702.

In April 2003, Auto-Q Solutions Limited signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $417,000 at September 30, 2003). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Auto-Q Solutions Limited pays interest at 2.5% above the base rate (6% at September 30, 2003). Borrowings under the line of credit are secured by all of the assets of Auto-Q Solutions Limited.

At September 30, 2003, Auto-Q Solutions Limited still owes (pound)120,000 (approximately $200,000) to the liquidator of Auto-Q International Limited.

During the period from October 1, 2003 to December 22, 2003 the Company received $207,529 in net cash from loans payable - affiliates.

At September 30, 2003, the Company has approximately $2,000 of cash, working capital and stockholders' deficiencies of $881,087 and $743,158, respectively, and for the year ended September 30, 2003 the Company had an operating loss before gain on forgiveness of debt, loss on impairment of intangible assets and loss on disposal of fixed assets of $1,630,872. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. Extensive customer trials are almost completed and the product is now being actively promoted to large vehicle fleets. The Company expects to benefit from this work with an inflow of orders early in calendar year 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This will allow the Company to raise funds for additional working capital as required. On December 15, 2003 the Company announced that it had signed a letter of intent to acquire 100% of the outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission. It is planned to progressively raise $3 million of working capital to fully develop the enlarged business following the acquisition.

Item 7.  Financial Statements.


                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                                      Index
                                      -----
                                                                           Page
                                                                           ----
Independent Auditor's Report                                                F-1

Consolidated Balance Sheet as of September 30, 2003                         F-2

Consolidated Statements of Operations and Comprehensive
    Loss for the Years Ended September 30, 2003 and 2002                    F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
    for the Years Ended September 30, 2003 and 2002                         F-4

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2003 and 2002                                             F-5

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Auto-Q International, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Auto-Q International, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Q International, Inc. and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained operating losses for the years ended September 30, 2003 and 2002 and has a working capital and stockholders' deficiency at September 30, 2003 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Mahoney Cohen & Company, CPA, P.C.
---------------------------------------
     Mahoney Cohen & Company, CPA, P.C.


New York, New York
December 22, 2003

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2003



                                     ASSETS
                                     ------
Current assets:
    Cash                                                            $     1,516
    Accounts receivable                                                  61,246
    Inventory                                                           204,052
    Prepaid expenses and other current assets                            93,161
                                                                    -----------
              Total current assets                                      359,975

Property and equipment, net                                              47,035


Software development, net of accumulated amortization
    of approximately $35,000                                             90,894
                                                                    -----------

                                                                    $   497,904
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
    Note payable - bank                                             $    27,413
    Due to liquidator                                                   200,052
    Accounts payable                                                    273,356
    Deferred revenue                                                     50,965
    Loans payable - affiliates                                          469,028
    Accrued expenses and other current liabilities                      220,248
                                                                    -----------
              Total current liabilities                               1,241,062


Stockholders' deficiency:
    Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding            --
    Common stock - $.001 par value:
       50,000,000 shares authorized; 48,484,379 shares issued
          and outstanding                                                48,484
    Additional paid-in capital                                        1,510,751
    Accumulated deficit                                              (2,150,032)
    Accumulated other comprehensive loss                               (152,361)
                                                                    -----------
              Total stockholders' deficiency                           (743,158)
                                                                    -----------
                                                                    $   497,904
                                                                    ===========


                             See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                 For the Years Ended September 30, 2003 and 2002



                                                       2003            2002
                                                   ------------    ------------
Revenue:
    Sales of equipment                             $    673,702    $    862,748
    Service income                                       89,288         101,443
                                                   ------------    ------------
                Total revenue                           762,990         964,191

Cost of goods sold                                      607,959         545,316
                                                   ------------    ------------

Gross profit                                            155,031         418,875

Selling, general and administrative expenses          1,785,903       1,362,717
Loss on disposal of fixed assets                         12,585            --
Loss on impairment of intangible assets                 180,845            --
Loss on impairment of goodwill                           17,321            --
Gain on forgiveness of debt                          (1,794,403)           --
Write off of loans receivable                              --           474,062
                                                   ------------    ------------
                                                        202,251       1,836,779

Operating loss                                          (47,220)     (1,417,904)

Interest expense                                         86,815         107,378
                                                   ------------    ------------

Loss before provision for income taxes                 (134,035)     (1,525,282)

Provision for income taxes                               21,639          18,709
                                                   ------------    ------------

Net loss                                               (155,674)     (1,543,991)

Other comprehensive loss:
    Cumulative translation adjustment                   (67,740)        (90,969)
                                                   ------------    ------------

Comprehensive loss                                 $   (223,414)   $ (1,634,960)
                                                   ============    ============


Basic and diluted net loss per common share        $       (.00)   $       (.04)
                                                   ============    ============

Weighted average common shares outstanding           42,133,106      36,116,218
                                                   ============    ============


                             See accompanying notes.




                                                     AUTO-Q INTERNATIONAL, INC.
                                                          AND SUBSIDIARIES
                                    Consolidated Statements of Stockholders' Equity (Deficiency)
                                           For the Years Ended September 30, 2003 and 2002



                                                                                                        Accumulated        Total
                                                      Common Stock          Additional                      Other      Stockholders'
                                               -------------------------     Paid-In      Accumulated   Comprehensive      Equity
                                                   Shares        Amount      Capital        Deficit     Income (Loss)   (Deficiency)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, October 1, 2001                        35,999,984   $    36,000   $   511,378    $  (450,367)   $     6,348    $   103,359

Issuance of 1,414,176 shares of Common
   Stock for cash                                1,414,176         1,414        38,352           --             --           39,766

Offering costs                                        --            --        (194,634)          --             --         (194,634)

Net loss                                              --            --            --       (1,543,991)          --       (1,543,991)

Cumulative translation adjustment                     --            --            --             --          (90,969)       (90,969)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2002                     37,414,160        37,414       355,096     (1,994,358)       (84,621)    (1,686,469)

Issuance of 5,272,523 shares of Common
   Stock for cash                                5,272,523         5,272       220,921           --             --          226,193

Issuance of 490,000 shares of Common
   Stock for services                              490,000           490       114,990           --             --          115,480

Issuance of 5,000,000 shares of Common
   Stock in satisfaction of an account payable   5,000,000         5,000        95,000           --             --          100,000

Issuance of 307,696 shares of Common Stock
   in connection with the acquisition of AICS      307,696           308        92,000           --             --           92,308

Capital contributions for payment of services         --            --         367,793           --             --          367,793

Capital contributions - cash                          --            --         149,346           --             --          149,346

Reversal of offering costs not paid                   --            --         115,605           --             --          115,605

Net loss                                              --            --            --         (155,674)          --         (155.674)

Cumulative translation adjustment                     --            --            --             --          (67,740)       (67,740)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2003                     48,484,379   $    48,484   $ 1,510,751    $(2,150,032)   $  (152,361)   $  (743,158)
                                               ===========   ===========   ===========    ===========    ===========    ===========


                                                      See accompanying notes.

                                                                F-4



                                AUTO-Q INTERNATIONAL, INC.
                                     AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                      For the Years Ended September 30, 2003 and 2002



                                                                 2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
    Net loss                                                 $  (155,674)   $(1,543,991)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                             62,461         49,068
        Common stock issued for services                         115,480           --
        Capital contributions for payment of services            287,793           --
        Loss on disposal of fixed assets                          12,585           --
        Loss on impairment of intangibles                        180,845           --
        Loss on impairment of goodwill                            17,321
        Gain on forgiveness of debt                           (1,794,403)          --
        Write-off of loans receivable                               --          474,062
        Accrued interest - stockholders and directors               --           81,648
        Deferred income tax expense                               21,639          7,233
        Change in assets and liabilities:
           Accounts receivable                                    84,968        (17,686)
           Inventory                                             119,744         85,729
           Prepaid expenses and other current assets              15,698         (1,179)
           Deposits                                                1,287          2,912
           Accounts payable                                       66,751        189,704
           Deferred revenue                                       35,889          7,673
           Accrued expenses and other current liabilities        144,990        500,898
                                                             -----------    -----------
                Net cash used in operating activities           (782,626)      (163,929)
                                                             -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                            (3,760)       (22,165)
    Payments for software development                               --         (113,573)
    Purchase of intangible assets                                 (6,325)       (99,997)
    Loans receivable                                                --         (253,137)
                                                             -----------    -----------
                Cash used in investing activities                (10,085)      (488,872)
                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from (repayments of) note payable - bank, net      (110,622)       100,050
    Payments to liquidator                                       (66,684)          --
    Payments of capital lease obligations                        (14,060)       (33,794)
    Advances from stockholders and directors, net                190,921        611,702
    Proceeds from loans payable - affiliates                     469,028           --
    Proceeds from issuance of common stock                       226,193         39,766
    Capital contribution                                         149,346           --
                                                             -----------    -----------
                Net cash provided by financing activities        844,122        717,724
                                                             -----------    -----------

Effect of exchange rate changes on cash                          (49,895)       (65,044)
                                                             -----------    -----------

Net increase (decrease) in cash                                    1,516           (121)

Cash, beginning of year                                             --              121
                                                             -----------    -----------

Cash, end of year                                            $     1,516    $      --
                                                             ===========    ===========


                                  See accompanying notes

                                           F-5

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                 For the Years Ended September 30, 2003 and 2002





                Supplemental Disclosures of Cash Flow Information

                                                           2003            2002
                                                         -------         -------
Cash paid during the year for:
    Interest                                             $39,654         $49,270
    Income taxes                                         $  --           $ 7,953


      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the year ended September 30, 2003, the Company issued 307,696 shares valued at $92,308 in satisfaction of their obligation to the seller of AICS and 5 million shares valued at $100,000 in satisfaction of an account payable.

During the year ended September 30, 2003, the Company reversed offering costs of $115,605 for amounts not going to be paid.

During the year ended September 30, 2003, the Company recorded prepaid expenses of $80,000 for capital contributions relating to consulting, marketing, and promotion service agreements.

During the year ended September 30, 2002, the Company incurred capital lease obligations of $64,339 for new vehicles.

                            See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -  Principles of Consolidation and Operations
          ------------------------------------------

          The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a U.S. holding company, and its wholly-owned subsidiaries, Auto-Q International Limited ("Auto-Q UK"), previously named Warminster Systems Limited, and Auto-Q Solutions Limited ("Solutions"), U.K. companies (collectively, the "Company"). Auto-Q UK has a wholly owned subsidiary, Automotive Information Control Systems (UK) Limited ("AICS"), a U.K. company, which is inactive. Auto-Q UK and Solutions are engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation. In March 2002, Auto-Q's registration statement was declared effective by the Securities and Exchange Commission and on September 13, 2002, the Company's stock was approved for quotation on the NASD OTC Bulletin Board.

          Liquidation
          -----------

          On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately (pound)1,350,000 (approximately $2,127,000 at March 31, 2003) would be paid (pound)160,000 (approximately $252,000 at March 31, 2003), which resulted in a gain of approximately $1,875,000 during the quarter ended March 31, 2003. During the six months ended September 30, 2003, Solutions agreed to pay certain Auto-Q UK vendors additional amounts in order to continue to do business with them, resulting in a reversal of approximately $81,000 of the gain, resulting in a net gain of approximately $1,794,000. Included in the gain on forgiveness of debt is approximately $1,125,000 of loans and advances from stockholders and directors. At September 30, 2003, Solutions still owes (pound)120,000 (approximately $200,000) to the liquidator. Solutions continues to operate the business of Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

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

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies
          ------------------------------------------

          Foreign Currency Translation
          ----------------------------

          The assets and liabilities of Auto-Q UK and Solutions are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of stockholders' equity. Auto-Q UK and Solutions' functional currency is the British Pound Sterling.

          Inventory
          ---------
          Inventory is stated at the lower of cost (first-in, first-out method) or market and consists entirely of finished goods.

          Property and Equipment
          ----------------------

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

          Goodwill
          --------

          Goodwill represented the aggregate excess of the cost of the company acquired over the fair value of its net assets at the date of acquisition. Commencing October 1, 2001, with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill was no longer amortized but is reviewed for impairment on an annual basis. Goodwill of approximately $17,000 was written off in the liquidation of Auto-Q UK.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies (Continued)

          Software Development
          --------------------

          In accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," during the year ended September 30, 2002, the Company capitalized software development costs and is amortizing them by the straight-line method over five years (approximately $25,000 per year). Amortization expense charged to operations for the years ended September 30, 2003 and 2002 was approximately $25,000 and $10,000, respectively.

          Intangible Assets
          -----------------

          Intangible assets, which consisted of a distribution agreement and customer list, were amortized by the straight-line method over their estimated useful lives of three and five years, respectively. Amortization expense for the year ended September 30, 2003 was approximately $15,000. Intangible assets, with a net value of approximately $181,000, were written off in the liquidation of Auto-Q UK.

          Deferred Offering Costs
          -----------------------

          Professional fees associated with the registration of the Company's common stock of approximately $195,000 were charged to stockholders' equity during the second quarter of 2002 due to the effectiveness of the registration statement. In the fourth quarter of 2003 approximately $116,000 of these fees were reversed because they are not going to be paid.

          Revenue Recognition
          -------------------

          Sales of equipment are recorded upon delivery, installation and acceptance by the customer. Advance payments for service contracts are recorded as deferred revenue when received and recognized as income over the life of the contract. Services performed on non-contract related equipment are recognized when the service is provided.

          Warranty
          --------

          Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Warranty obligations were approximately $7,000 at September 30, 2003 and are included in accrued expenses and other current liabilities.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          Shipping and Handling Costs
          ---------------------------

          The Company includes shipping and handling costs in cost of goods sold.

          Advertising Expenses
          --------------------

          Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended September 30, 2003 and 2002 were approximately $31,000 and $6,000, respectively.

          Use of Estimates
          ----------------

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

          Net Loss per Common Share
          -------------------------

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

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2003, management believes the fair value of all financial instruments approximated carrying value due to the short-term maturity of these instruments.

          New Accounting Pronouncements
          -----------------------------

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145, related to the classification of debt extinguishment, are effective for fiscal years beginning after May 15, 2002. Reclassification of the gains and losses related to debt extinguishment are required for all prior periods presented in comparative financial statements. The Company has adopted SFAS 145.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") replacing Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had has not had a material impact on the Company's consolidated financial position.

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (i.e. change in interest

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          New Accounting Pronouncements (Continued)
          -----------------------------------------

rate) that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of this interpretation and there was no material impact on the Company's financial condition, results of operations or cash flows for the year ended September 30, 2003. Accordingly, the Company has no guarantees as defined by FIN 45.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148"). The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company does not have any stock-based compensation and accordingly the adoption of SFAS 148 has no effect on the Company's consolidated financial position, results of operations or cash flows.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after December 15, 2003. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS 149 has not had a material effect on the Company's consolidated financial position or results of operations.

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          New Accounting Pronouncements (Continued)
          -----------------------------------------

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the results of operations or financial position.

Note 3 -  Going Concern
          -------------

          At September 30, 2003 the Company has $1,516 of cash, working capital and stockholders' deficiencies of $881,087 and $743,158 respectively, and for the year ended September 30, 2003 the Company had an operating loss before gain on forgiveness of debt, loss on impairment of intangible assets and goodwill and loss on disposal of fixed assets of $1,630,872. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funding may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in a manner that the Company's management believe is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

          The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. Extensive customer trials are almost completed and the product is now being actively promoted to large vehicle fleets. The Company expects to benefit from this work with an inflow of orders early in calendar year 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 3 -  Going Concern (Continued)
          -------------------------

transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This will allow the Company to raise funds for additional working capital as required. On December 15, 2003 the Company announced that it has signed a letter of intent to acquire 100% of outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission. It is planned to progressively raise $3 million of working capital to fully develop the enlarged business following the acquisition.

          The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4 -  Property and Equipment
          ----------------------

          At September 30, 2003, property and equipment consists of:

          Machinery and equipment                                 $      16,105
          Computer equipment                                             22,498
          Furniture and fixtures                                         20,723
          Leasehold improvements                                         17,734
                                                                  -------------
                                                                         77,060
          Less:  Accumulated depreciation and
             amortization                                                30,025
                                                                  -------------
                                                                  $      47,035
                                                                  =============


Note 5 -     Note Payable - Bank
             -------------------

          In April 2003, Solutions signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $417,000 at September 30, 2003). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Solutions pays interest at 2.5% above the base rate (6% at September 30, 2003). Borrowings under the line of credit are secured by all of Solutions' assets.

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 6 -  Related Party Transactions
          --------------------------

          Loans Payable - Affiliates
          --------------------------

          Loans payable - affiliates at September 30, 2003 are comprised of two non-interest bearing loans due on demand totaling approximately $348,000 and a loan due on demand of approximately $121,000 with interest at 9%.

          Capital Contributions
          ---------------------

          During the year ended September 30, 2003, the Company entered into various agreements for consulting, marketing and promotion services, which were paid by certain stockholders on behalf of the Company. The total contributions by these stockholders were $367,793, of which $287,793 was expensed during the year and included in selling, general and administrative expenses in the accompanying consolidated statement of operations and $80,000 was recorded as a prepaid expense. The total was recorded as a capital contribution.

          During the year ended September 30, 2003, a stockholder made at $149,346 capital contribution to the Company.

Note 7 -  Accrued Expenses and Other Current Liabilities
          ----------------------------------------------

          At September 30, 2003, accrued expenses and other current liabilities consists of:

          Payroll and employee benefits                           $     166,418
          Other current liabilities                                      53,829
                                                                  -------------
                                                                  $     220,247
                                                                  =============

Note 8 -  Income Taxes
          ------------

          The provision for income taxes for the years ended September 30, 2003 and 2002 consists of the following:

                                                  2003                  2002
                                               ----------            ----------
          United Kingdom:
            Current                            $    -                $   11,476
            Deferred                              21,639                  7,233
                                               ----------            ----------

                                               $   21,639            $   18,709
                                               ==========            ==========



                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 8 -  Income Taxes (Continued)
          ------------------------

          A reconciliation of the United States income tax rate to the effective tax rate for the years ended September 30, 2003 and 2002 is as follows:

                                                                    2003           2002
                                                                   -------        -------

          Statutory U.S. income tax rate                              34.0%          34.0%
          Income tax rate differential between the
             United States and the United Kingdom                    (72.2)         (13.6)
          Forgiveness of debt not taxable in the
             United Kingdom                                          493.8             -
          Differences between financial statement and
             tax basis of assets transferred in liquidation          (26.8)            -
          NOL lost in liquidation                                   (195.3)            -
          Change in valuation allowance                             (233.5)         (20.3)
          Write-off of deferred tax asset                            (16.1)          (1.3)
                                                                   -------        -------

                                                                     (16.1)%         (1.2)%
                                                                   =======        =======

          The tax effects of temporary differences that gave rise to the long-term deferred tax assets at September 30, 2003 are as follows:

          Net operating loss carryforward                          $    622,000
          Less:  Valuation allowance                                   (622,000)
                                                                   ------------

                                                                   $        -
                                                                   ============

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

          At September 30, 2003, Solutions has a net operating loss carryforward in the United Kingdom of approximately (pound)285,000 (approximately $456,000 at September 30, 2003) that can be carried forward indefinitely. Auto-Q has a net operating loss carryforward in the United States of approximately $1,575,000 that can be carried forward and will expire in the years 2022 and 2023. The
Company has fully reserved the tax benefit of the net operating loss carryforward temporary differences because the likelihood of realization is uncertain.

                                      F-16

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 9 -  Loans Receivable
          ----------------

          In August 2001, Auto-Q UK entered into a preliminary agreement to acquire 20% of the capital shares of Gridloc Limited ("Gridloc"), a corporation organized under the laws of the Republic of Cyprus for (pound)100,000 and 1,538,461 common shares of Auto-Q. The consummation of the transaction was expected to take place after the effectiveness of the registration statement. During the year ended September 30, 2002, the Company rescinded the agreement and deemed amounts loaned to Gridloc of approximately $277,000 to be uncollectible.

          In addition, Auto-Q UK had loaned approximately $197,000 to a company who liquidated during ended September 30, 2002, and deemed such amount to be uncollectible.

          Accordingly, Auto-Q UK wrote off both loans in 2002 amounting to approximately $474,000.

Note 10 - Concentration of Credit Risk and Major Customers
          ------------------------------------------------

          Accounts Receivable
          -------------------

          Credit risk with respect to trade receivables is mitigated by Company controls on its credit evaluation process, credit limits and monitoring procedures. Bad debt expenses have been insignificant, and generally, the Company does not require collateral or other security to support accounts receivable.

          Major Customers
          ---------------

          Sales to three customers accounted for approximately 70% of total revenue for the year ended September 30, 2003. Sales to two customers accounted for approximately 67% of the total revenue for the year ended September 30, 2002.

Note 11 - Commitments and Contingencies
          -----------------------------

          Operating Leases
          ----------------

          The Company leases warehouse and office space under a non-cancellable operating lease expiring in 2003. The Company's future minimum lease payment, excluding escalation charges, in the year ended September 30, 2004 is approximately $5,000.

          Rent expense charged to operations for the years ended September 30, 2003 and 2002 was approximately $18,000 and $13,000, respectively.

          Litigation
          ----------

          On September 30, 2003, a former employee who recently resigned, filed a claim against Auto-Q with the United Kingdom Employment Tribunals. Auto-Q has filed a response and a counterclaim. Auto-Q and its counsel believe that this claim is without merit and immaterial and the Company is vigorously defending against it.



                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 - Fourth Quarter Adjustment
          -------------------------

          During the fourth quarter of the year ended September 30, 2003, the Company recorded expenses related to consulting, marketing and promotion agreements entered into by the Company, which were paid by certain stockholders on behalf of the Company (see Note 6). The effect of this entry on previously reported quarters is as follows:

                                                       Three Months Ended
                                              -------------------------------------
                                               December       March         June
                                                 2002          2003         2003
                                              ----------    ----------   ----------
                                              (Unaudited)   (Unaudited)  (Unaudited)

Net income (loss), as previously reported     $ (448,026)   $1,213,030   $ (229,003)

Less:  Additional expense                         15,524        62,109       84,836
                                              ----------    ----------   ----------

Net income (loss), adjusted                   $ (463,550)   $1,150,921   $ (313,839)
                                              ==========    ==========   ==========

Basic and diluted net income (loss)
   per common share, as previously
   reported                                   $     (.01)   $      .03   $     (.01)
                                              ==========    ==========   ==========

Basic and diluted net income (loss)
   per common share, as adjusted              $     (.01)   $      .03   $     (.01)
                                              ==========    ==========   ==========

Note 13 - Subsequent Events
          -----------------

          On December 15, 2003 the Company announced that it has signed a letter of intent to acquire 100% of the outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission, for 26,139,850 shares of common stock of Auto-Q. The acquisition is expected to take place prior to February 28, 2004.

          On December 22, 2003, the stockholders voted to amend the Auto-Q's
Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

                                      F-18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.  Controls and Procedures.

     As of September 30, 2003, an evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promotes and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name                                Age(1)             Position with Auto-Q

Tom Lam                              48                Chairman

Paul Spetch                          58                Director

David Hope                           45                Chief Financial Officer

(1)      As of December, 2003.

          Tom Lam has been Chairman of the Board and director of Auto-Q since its formation in April 2001, and President since April 2002. From 1994 to 1996, Mr. Lam owned and operated a wholesale cash and carry business supplying newsagents and grocery markets. Mr. Lam also has been Managing Director of Auto-Q International Limited and subsequently Auto-Q Solutions Limited, our United Kingdom subsidiary, since 1997. Mr. Lam also has overall responsibility for research and development, product development and sources, serves as a customer liaison with respect to technical solutions. Mr. Lam has a degree in Fuel and Energy Engineering from the University of Leeds.

     Paul Spetch has been a director of Auto-Q since April 2002. Mr. Spetch has been the Managing Director of a facility management company serving the United Kingdom Ministry of Defense and other government agencies from 1997 to 2000.

Since 2001 he has been the Chief Executive Officer of Fox Hayes Entrepreneurs Club Ltd., a management consultancy company advising a variety of businesses, assisting with management change, funding and strategic planning.

     David Hope has been Chief Financial Officer and Secretary of Auto-Q since August 2002. From 1997 to 2000 David Hope was a partner in Business Brokers Ltd., LLC, a business brokerage company in Springfield, Missouri, USA specializing in the sale of businesses. From 2001 to 2002 he was Finance Director of Colleagues Direct Marketing Limited, an advertising agency in England.

     The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among the directors, officers or key employees.

None of the Directors received any compensation or benefits for attending meetings other that their contractual compensation shown in the table below.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2003, by any director or officer.







Item 10.  Executive Compensation.

Executive compensation is paid by the Company's wholly owned subsidiary, Auto-Q Solutions Limited. The following table shows, as to the Chief Executive Officer and each of the four most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the "Named Officers"), information concerning compensation paid for services to Auto-Q in all capacities during the last three fiscal years.


                                                                                        Long Term
                                                                                       Compensation
                                                                                          Awards
                                                                                       ------------
                                                     Annual Compensation                Securities
Name and Principal                                   -------------------                Underlying         All Other
   Position                   Year             Salary($)             Bonus($)            Options(#)      Compensation($)
------------------            ----            ---------             --------            ---------        ---------------
    Tom Lam **                2003          $    102,000          $      --                 --           $     10,000(1)
    Chairman, Chief           2002          $     44,000          $      --                 --           $     10,000(2)
    Executive Officer         2001          $     35,000          $      --                 --           $       --

    Anthony Power *           2003          $      8,000          $      --                 --           $       --
    President                 2002          $     44,000          $      --                 --           $     11,000(3)
                              2001          $     24,000          $   173,160               --           $       --

* Mr. Power resigned as President of the Company effective April 12, 2002.
** President effective April 12, 2002

(1) $10,000: Includes auto insurance premium of $1,000 and $9,000 for lease of a vehicle.

(2) $10,000: Includes auto insurance premium of $2,000 and $8,000 for lease of a vehicle.

(3) $11,000: Includes auto insurance premium of $2,000 and $9,000 for lease of a vehicle.

Option Grants in Last Fiscal Year

There were no grants of stock options during the fiscal year ended September 30, 2003.

Option Exercises and Holdings

None.




Item 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholders Matters.

     The following table sets forth as of December 19, 2003, the number and percentage of the 49,984,379 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock.



                                                Number of            Percent of
    Name of Beneficial Owner                    Shares(1)              Total(1)
    ------------------------                    ---------              --------

Tom Lam                                        14,700,000               29.41%
  c/o Auto-Q International Ltd.
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom


Anthony Power                                   7,696,000               15.40%
  c/o Auto-Q International Ltd.
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom

Guy Wormington                                  2,160,000                4.32%
  c/o Auto-Q International Ltd.
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom


Paul Spetch
  c/o Auto-Q International Ltd.                         0                 *
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom


Alan Fordham
  c/o Auto-Q International Ltd.                         0                 *
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom

David Hope
  c/o Auto-Q International Ltd.                    50,000                 *
  53-57 Woodcock Trading Estate
  Warminster BA12 9DX
  United Kingdom


All directors and executive
  officers as a group                          24,606,000               49.23%

  * Represents less than 1% of the total.

  (1) Based on 49,984,379 shares outstanding on December 24, 2003. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 30, 2003 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.


Item 12.  Certain Relationships and Related Party Transactions.

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

     During the year ended September 30, 2002, Auto-Q International Limited received unsecured and non-interest-bearing advances payable of approximately $120,000 from Tom Lam.

     During the year ended September 30, 2002, Auto-Q International Limited received unsecured advances payable of approximately $31,000 and were charged approximately $9,000 origination fee from Paul Spetch. The advances bore interest at the base rate plus 6% annually (10% at September 30, 2002).

     During the year ended September 30, 2002, Auto-Q International Limited received unsecured advances payable of approximately $117,000 and were charged approximately $27,000 origination fee from St. James Leisure Ltd., a company in which Alan Fordham holds a 100% ownership interest and serves as an executive director. $78,000 of the advances bore interest at the base rate plus 6% annually (10% at September 30, 2002) and the remaining advances bore interest at the base rate plus 3% annually (7% at September 30, 2002). Mr. Fordham resigned in February 2003.

     All the unsecured advances which were made to Auto-Q International Limited were forgiven when the business and assets of that company were sold to Auto-Q Solutions Limited, a wholly owned subsidiary of Auto-Q on February 21, 2003 and Auto-Q International Limited was subsequently put into Creditors Voluntary Liquidation.

     During the year ended September 30, 2003 Auto-Q International Limited received a non-interest bearing, unsecured loan, due on demand for $160,000 from Paul Spetch, a non-interest bearing and unsecured loan of $188,000 due on demand, subject to a 6 month notice period from Orwell Securities Limited and a loan due on demand at an interest rate of 9% for approximately $122,000 from J. Robert Manning, a Director of Orwell Securities Limited.

     During the year ended September 30, 2003, the Company entered into various agreements for consulting and promotion services, which were paid by certain stockholders on behalf of the Company. The total contributions by these stockholders were $367,739 of which $287,793 was expensed during the year and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations and $80,000 was recorded as a prepaid expense. The total was recorded as a capital contribution.

     During the year ended September 30, 2003, a stockholder made a $149,346 capital contribution to the Company.


ITEM 13.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

    Exhibit Number                    Description

        No. 3.1 Certificate of Incorporation of Auto-Q International, Inc., filed with the Secretary of State N of the State of Delaware on April 26, 2001. (1)

        No. 3.2     By-laws of Auto-Q International, Inc. (1)

        No. 4.1 Form of Common Stock Certificate of Auto-Q International, Inc., par value $.001 per share.(2)

        No. 4.2 Form of Preferred Stock Certificate of Auto-Q International, Inc. (3)

        No. 10.1 Peaty and Smith Builders to Metal Products (Westbury) Limited and Warminster Systems Limited Lease of Units 55 and 57 Woodcock Trading Estate Warminster Wilshire, dated December 7, 2000. (1)

        No. 10.2 Tom Lam and Warminster Systems Limited Agreement for Software Assignment dated April 9, 2001. (1)

        No. 10.3 Agreement for Sale of Business dated February 21, 2003 by and between Auto-Q International Limited and Auto-Q Solutions Limited.(2)


        No. 21      List of Subsidiaries.(1)

        No. 31.1    Section 302 Certification by Tom Lam, Chief Executive
                    Officer.

        No. 31.2    Section 302 Certification by David Hope, Chief Financial
                    Officer.

        No. 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

        No. 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------

(1) Incorporated by reference to the registration statement on Form SB-2 originally filed by the Registrant July 3, 2001 and as amended October 5, 2001, December 10, 2001, January 31, 2002 and March 4, 2002.

(2)  Incorporated by reference to Form 8-K, filed on March 20, 2003.


(b) Form 8-K Filings

     On February 21, 2003, we filed a report on Form 8-K in connection with the voluntary liquidation of our operating subsidiary, Auto-Q International, Limited.


Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Mahoney Cohen and Company, CPA, P.C. ("Mahoney Cohen") for auditing the Company's annual consolidated financial statements for the fiscal year ended September 30, 2003 and 2002, and reviewing the consolidated financial statements included in the Company's Quarterly Report on Form 10-Q amounted to $56,000 and $33,000, respectively.

All Other Fees

All other fees, including reviewing the Company's Form SB-2 Registration Statement filings and tax services, billed by Mahoney Cohen with respect to the fiscal year ended September 30, 2003 and 2002 amounted to $7,000 and $37,000, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 2003

                                            AUTO-Q INTERNATIONAL, INC.


                                            By:  /s/  Tom Lam
                                               --------------------------------
                                                      Tom Lam, President


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                        DATE

/s/  Tom Lam                      Director and Chairman                12/23/03
-----------------------------     (Principal Executive Officer)        --------
     Tom Lam



/s/  David Hope                   Director                             12/23/03
-----------------------------                                          --------
     David Hope


/s/  Paul Spetch                  Director                             12/23/03
-----------------------------                                          --------
     Paul Spetch