Form 10QSB
period 2003-12-31
AUTO Q INTERNATIONAL INC
filed 2004-02-17
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2003.

                                       OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION FROM         TO         .
                                         -------    --------

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

                          53-57 Woodcock Trading Estate
                      Warminster, Wiltshire, United Kingdom        BA129DX
                      --------------------------------------       --------
                     (Address of principal executive offices)     (Zip code)

                Issuer's telephone number: (011) 44-870-873-1250

                                       N/A
                      ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

     On February 13, 2003, there were outstanding approximately 49,984,379 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                  AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index
                                      -----
Part I.  FINANCIAL INFORMATION                                              Page
------                                                                      ----

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2003 (Unaudited)               F-1

Consolidated Statements of Operations and Comprehensive
    Loss for the Three Months Ended
    December 31, 2003 and 2002 (Unaudited)                                   F-2

Consolidated Statement of Stockholders' Deficiency for the
    Three Months Ended December 31, 2003 (Unaudited)                         F-3

Consolidated Statements of Cash Flows for the Three Months
    Ended December 31, 2003 and 2002 (Unaudited)                             F-4

Notes to Consolidated Financial Statements                                   F-6


Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                            3

Item 3.   Controls and Procedures                                              8

Part II.  Other Information

Item 1.  Legal Proceedings                                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 6.  Exhibit and Report on Form 8-K                                        9

Signature                                                                     10

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash                                                            $       950
    Accounts receivable                                                 146,407
    Inventory                                                           188,684
    Prepaid expenses and other current assets                            22,981
                                                                    -----------
           Total current assets                                         359,022
Property and equipment, net                                              48,071

Software development, net of accumulated amortization
    of approximately $45,000                                             90,102
                                                                    -----------
                                                                    $   497,195
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Note payable - bank                                             $    92,650
    Due to liquidator                                                   213,420
    Accounts payable                                                    251,890
    Deferred revenue                                                     32,867
    Loans payable - affiliates                                          743,741
    Accrued expenses and other current liabilities                      294,339
                                                                    -----------
           Total current liabilities                                  1,628,907

Stockholders' deficiency:
    Preferred stock - $.001 par value:
        1,000,000 shares authorized, none issued and outstanding           --
    Common stock - $.001 par value:
        200,000,000 shares authorized; 49,984,379 shares issued
           and outstanding                                               49,984
    Additional paid-in capital                                        2,029,251
    Accumulated deficit                                              (3,043,472)
    Accumulated other comprehensive loss                               (167,475)
                                                                    -----------
           Total stockholders' deficiency                            (1,131,712)
                                                                    -----------
                                                                    $   497,195
                                                                    ===========


                 See notes to consolidated financial statements

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                       2003            2002
                                                   ------------    ------------
Revenue:
    Sales of equipment                             $    134,886    $    278,029
    Service income                                       20,963           8,353
                                                   ------------    ------------
          Total revenue                                 155,849         286,382

Cost of goods sold                                       93,264         193,918
                                                   ------------    ------------

Gross profit                                             62,585          92,464

Selling, general and administrative expenses            347,892         394,142

Non-cash professional fees and services                 600,000         115,300
                                                   ------------    ------------

Operating loss                                         (885,307)       (416,978)

Interest expense                                          8,133          31,048
                                                   ------------    ------------

Net loss                                               (893,440)       (448,026)

Other comprehensive loss:
    Cumulative translation adjustment                   (15,114)        (47,383)
                                                   ------------    ------------

Comprehensive loss                                 $   (908,554)   $   (495,409)
                                                   ============    ============


Basic and diluted net loss per share               $       (.02)   $       (.01)
                                                   ============    ============

Weighted average number of shares
    outstanding                                      49,413,727      38,995,858
                                                   ============    ============


                 See notes to consolidated financial statements



                                                     AUTO-Q INTERNATIONAL, INC.
                                                          AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Deficiency
                                            For the Three Months Ended December, 31 2003
                                                             (Unaudited)



                                                                                                         Accumulated
                                                        Common Stock        Additional                      Other          Total
                                                  ----------------------      Paid-In     Accumulated   Comprehensive  Stockholders'
                                                  Shares        Amount        Capital       Deficit         Loss        Deficiency
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, October 1, 2003                         48,484,379   $    48,484   $ 1,510,751   $(2,150,032)   $  (152,361)   $  (743,158)

Issuance of 1,500,000 shares of Common
   Stock for services                             1,500,000         1,500       478,500          --             --          480,000

Capital contributions for payment of services          --            --          40,000          --             --           40,000

Net loss                                               --            --            --        (893,440)          --         (893,440)

Cumulative translation adjustment                      --            --            --            --          (15,114)       (15,114)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2003                       49,984,379   $    49,984   $ 2,029,251   $(3,043,472)   $  (167,475)   $(1,131,712)
                                                ===========   ===========   ===========   ===========    ===========    ===========


                                          See notes to consolidated financial statements

                                                               F-3



                             AUTO-Q INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                               Three Months Ended
                                                                  December 31,
                                                             ----------------------
                                                               2003         2002
                                                             ---------    ---------
Cash flows from operating activities:
    Net loss                                                 $(893,440)   $(448,026)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                           10,728       31,200
        Common stock issued for services                       480,000         --
        Capital contributions for payment of services          120,000      115,300
        Change in assets and liabilities:
           Accounts receivable                                 (81,068)     (22,062)
           Inventory                                            29,003       43,946
           Prepaid expenses and other current assets            (8,940)      (7,720)
           Accounts payable                                    (32,965)    (126,626)
           Deferred revenue                                    (21,504)     (14,509)
           Accrued expenses and other current liabilities       70,100       85,357
                                                             ---------    ---------
                Net cash used in operating activities         (328,086)    (343,140)
                                                             ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                          (2,117)      (2,117)
    Purchase of intangible assets                                 --         (6,211)
                                                             ---------    ---------
                Cash used in investing activities               (2,117)      (8,328)
                                                             ---------    ---------

Cash flows from financing activities:
    Proceeds from (repayments of) note payable - bank, net      63,406     (108,548)
    Proceeds from loans payable - affiliates                   274,713         --
    Payments of capital lease obligations                         --         (5,550)
    Advances from stockholders and directors, net                 --        265,698
    Proceeds from issuance of common stock                        --        157,310
    Capital contribution                                          --         50,000
                                                             ---------    ---------

                Net cash provided by financing activities      338,119      358,910
                                                             ---------    ---------

Effect of exchange rate changes on cash                         (8,483)        (998)
                                                             ---------    ---------

Net increase (decrease) in cash                                   (567)       6,444

Cash, beginning of year                                          1,517         --
                                                             ---------    ---------

Cash, end of period                                          $     950    $   6,444
                                                             =========    =========


                   See notes to consolidated financial statements

                                        F-4

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                                   (Unaudited)




                Supplemental Disclosures of Cash Flow Information

                                                 Three Months Ended
                                                    December 31,
                                           ------------------------------
                                               2003             2002
                                           -------------    -------------
Cash paid during the period for:
    Interest                               $       8,133    $      31,048


      Supplemental Schedule of Non-Cash Investing and Financing Activities

During the three months ended December 31, 2002, the Company issued 307,696 shares, valued at $92,309 in satisfaction of their obligation to the seller of AICS.


                 See notes to consolidated financial statements

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)



Note 1 -  Principles of Consolidation and Operations
          ------------------------------------------

          The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a U.S. holding company, and its wholly-owned subsidiaries, Auto-Q International Limited ("Auto-Q UK"), and Auto-Q Solutions Limited ("Solutions"), U.K. companies (collectively, the "Company"). Auto-Q UK has a wholly owned subsidiary, Automotive Information Control Systems (UK) Limited ("AICS"), a U.K. company, which is inactive. Auto-Q UK and Solutions are engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation.

          On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a gain of approximately $1,794,000 during the year ended September 30, 2003. At December 31, 2003, Solutions still owes (pound)120,000 (approximately $213,000) to the liquidator. Solutions continues to operate the business of Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

          In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three months ended December 31, 2003 and 2002 (unaudited), (b) the financial position at December 31, 2003 (unaudited), (c) the changes in stockholders' deficiency for the three months ended December 31, 2003 (unaudited) and (d) cash flows for the three months ended December 31, 2003 and 2002 (unaudited), have been made.

          The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the three month period ended December 31, 2003 (unaudited) are not necessarily indicative of those to be expected for the entire year.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


Note 1  - Principles of Consolidation and Operations (Continued)
          -----------------------------------------------------

          Acquisition
          -----------

          On December 15, 2003 the Company announced that it has signed a letter of intent to acquire 100% of the outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission, for 26,139,850 shares of common stock of Auto-Q.

          Change in Authorized Common Stock
          ---------------------------------

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

          Going Concern
          -------------

          At December 31, 2003 the Company has $950 of cash, working capital and stockholders' deficiencies of $1,269,885 and $1,131,712 respectively, and for the three months ended December 31, 2003 the Company had a net loss of $893,440. These circumstances raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funding may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in a manner that the Company's management believe is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

          The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. An extensive customer trial has been completed and others are almost complete and as a result the product is now being actively promoted by a recently enlarged sales force to potential customers with large fleets of vehicles. The Company expects to benefit from this work with an inflow of orders early in calendar year 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


Note 1 -  Principles of Consolidation and Operations (Continued)
          ------------------------------------------------------

          Going Concern (Continued)
          -------------------------

The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This will allow the Company to raise funds for additional working capital as required. On December 15, 2003 the Company announced that it has signed a letter of intent to acquire 100% of the outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission. The Company is seeking to progressively raise $3 million of working capital to fully develop the enlarged business following the acquisition of Radicom Ltd.

          The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2 -  New Accounting Pronouncements
          -----------------------------
          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


Note 2 -  New Accounting Pronouncements (Continued)
          -----------------------------------------

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material effect on the Company's consolidated financial position or results of operations.

Note 3 -  Net Loss Per Common Share
          -------------------------

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company has no common equivalent shares outstanding.

Note 4 -  Agreements
          ----------

          During the fourth quarter of the year ended September 30, 2003, the Company recorded expenses related to consulting, marketing and promotion agreements entered into by the Company, which were paid by certain stockholders on behalf of the Company. The effect of this entry on the previously reported quarter ended December 31, 2002 (unaudited) is as follows:

             Net loss, as previously reported               $  (448,026)

             Less:  Additional expense                           15,524
                                                            -----------

             Net loss, adjusted                             $  (463,550)
                                                            ===========


             Basic and diluted net loss per common
                share, as previously reported               $      (.01)
                                                            ===========

             Basic and diluted net loss per common
                share, as adjusted                          $      (.01)
                                                            ===========

          During the three months ended December 31, 2003, the Company recorded $120,000 of expense related to consulting, marketing and promotion services entered into by the Company, which were paid by certain stockholders on behalf of the Company. Of the $120,000 expense, $80,000 was prepaid at September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports .

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

Management believes the application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

Results of Operations - Three months ended December 31, 2003 and 2002
---------------------------------------------------------------------
Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems.

Total revenues for the three months ended December 31, 2003 and December 31, 2002 were $155,849 and $286,382 respectively, representing a decrease of $130,533 or 45.6% for the three months ended December 31, 2003 from the three months ended December 31, 2002. This resulted in a decrease in sales of equipment revenue of $143,143 or 51.5% to $134,886 from $278,029 for the three months ended December 31, 2003 and 2002, respectively. Service and maintenance revenues for the three months ended December 31, 2003 and 2002 were $20,963 and $8,353, respectively.

The decrease in revenue was primarily due to the continuing delay in the rollout of our revised product range, which has been caused by the need to complete product design and testing combined with delays caused by a shortage of working capital throughout calendar year 2003.

Two material sales were made in the three months ending December 31, 2003, both of which were to existing customers. The same customers placed additional orders for approximately $190,000 of equipment which will be shipped in the three months ended March 31, 2004.

We have expanded our sales force and recruited a new sales manager to develop the market for our products. A program of customer trials is continuing. The trials are now being managed more closely by the new team and the level of acceptance is expected to be high. Most of the trials are with local government agencies in the UK and it is anticipated that they will generate orders with shipments to commence in the three months ended March 31, 2004.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation.

Cost of goods sold for the three months ended December 31, 2003 was $93,264 or 59.8% of revenue as compared to $193,918 or 67.7% of revenue, for the three months ended December 31, 2002.

The Company carefully monitors the cost of goods sold and the gross profit margin for sales of equipment and has a target gross profit margin of 50%. As shown in the table below, gross profit margin earned on equipment sales, before direct costs, was 52.1% in the three months ended December 31, 2003 compared to 42.9% for the three months ended December 31, 2002.

          Analysis of Revenues and Cost of Goods Sold
          -------------------------------------------


                                   Three months ended December 31, 2003
                           ---------------------------------------------------

                            Sales of      Service        Direct
                           Equipment      Income         Costs         Total

Revenues                   $ 134,886     $  20,963          --       $ 155,849

Cost of Goods Sold           (64,648)           --       (28,616)      (93,264)
                           ---------     ---------     ---------     ---------


Gross profit               $  70,238     $  20,963     $ (28,616)    $  62,585
                           =========     =========     =========     =========

Gross profit %                 52.1%                                     40.2%


                                   Three months ended December 31, 2002
                           ----------------------------------------------------

                           Sales of       Service        Direct
                           Equipment      Income         Costs         Total

Revenues                   $ 278,029     $   8,353          --       $ 286,382

Cost of Goods Sold          (158,681)         --         (35,237)     (193,918)
                           ---------     ---------     ---------     ---------


Gross profit               $ 119,348     $   8,353     $ (35,237)    $  92,464
                           =========     =========     =========     =========

Gross profit %                 42.9%                                     32.3%


Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the three months ended December 31, 2003 and December 31, 2002 were $347,892 or 223.2% of revenue and $394,142 or 137.6% of revenue, respectively, a decrease of $46,250.

     o The UK operating company accounted for $300,851 of selling, general and administrative expenses in the three months ended December 31, 2003. The largest item of expenditure is payroll costs, which totaled $122,959 (79% of revenues) followed by consulting costs of $39,684 incurred for the provision of sales advice and the management of product development and customer trials.

     o The US holding company accounted for $47,041 of selling, general and administrative expenses in the three months ended December 31, 2003. The largest items of expenditure were legal fees of $9,774 and accounting fees of $25,416.

The reduction in selling, general and administrative expenses of $46,250 for the three months ended December 31, 2003 compared to the same period in the prior year was primarily attributable to $34,000 of market research which were incurred in the three months ended December 31, 2002 and a reduction in wages of almost $30,000.

Non-cash Professional Fees and Services
---------------------------------------

During the three months ended December 31, 2003 $120,000 of consulting, marketing and promotion fees were incurred which were paid by certain stockholders on behalf of the Company. In addition the Company incurred the cost of consulting services performed on it's behalf which were paid for by way of issuing shares valued at $480,000 as authorized by Form S-8 issued on July 10, 2003.

During the three months ended December 31, 2002 $115,300 of consulting, marketing and promotion fees were incurred which were paid for by way of issuing shares.

Income Taxes
------------

As a result of the loss during the three months ended December 31, 2003 no provision was made for income taxes for the period.

Net Loss
--------

Net loss for the three months ended December 31, 2003 was $893,440, or $.02 per share, which compares with a net loss of $448,026, or $.01 per share in the three months ended December 31, 2002.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the three months ended December 31, 2003 and 2002 was $328,086 and $343,140 respectively.

     o During the three months ended December 31, 2003 the Company had a net loss of $893,440. The reasons for this are stated above. In addition during the quarter, accounts receivable increased by $81,068 as a result of the higher volume of sales during December 2003 compared to December 2002. There was a reduction in deferred revenue of $21,504. Deferred revenue arises where we charge customers annually in advance for maintenance and monitoring. The volume of these charges was significantly lower in the three months ended December 31, 2003 following the decision to discontinue our cheapest and low margin consumer vehicle-monitoring product.

          These items were offset by non-cash share issuances in exchange for services of $600,000. These comprised $120,000 of consulting, marketing and promotion agreements entered into by the Company which were paid by certain stockholders and a payment in shares valued at $480,000 for legal fees.

     o During the three months ended December 31, 2002 the Company had a net loss of $448,026 and a decrease in accounts payable of $126,626 offset by the issue of $115,300 of stock for services and an increase in accrued expenses of $85,357.

Net cash used in investing activities for the three months ended December 31, 2003 and the three months ended December 31, 2002 was $2,117 and $8,328 respectively.

Net cash provided by financing activities for the three months ended December 31, 2003 was $338,119 as compared to $358,910 for the three months ended December 31, 2002.

     o Net cash provided by financing activities for the three months ended December 31, 2003 comprised $274,713 of non-interest bearing loans, which are due on demand. The Company has entered into a financing agreement with its bank to provide financing for 75% of eligible accounts receivable (see below). As a result of the increase in accounts receivable, see above, Notes payable - bank increased by $63,406.

     o Net cash provided by financing activities for the three months ended December 31, 2002 primarily consisted of advances from stockholders and directors of $265,698, proceeds from the issuance of stock of $157,310, and a capital contribution of $50,000 offset by a repayment $108,548 of notes payable - bank.

In April 2003, Auto-Q Solutions Limited signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $445,000 at December 31, 2003). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Auto-Q Solutions Limited pays interest at 2.5% above the base rate (6.25% at December 31, 2003). Borrowings under the line of credit are secured by all of the assets of Auto-Q Solutions Limited.

At December 31, 2003, Auto-Q Solutions Limited still owes (pound)120,000 (approximately $213,000) to the liquidator of Auto-Q International Limited.

During the period from January 1, 2004 to January 30, 2004 the Company received approximately $70,000 of cash from affiliates as a loan.

At December 31, 2003, the Company has $950 of cash, working capital and stockholders' deficiencies of $1,269,885 and $1,131,712, respectively, and for the three months ended December 31, 2003 the Company had a net loss of $893,440. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. An extensive customer trial has been completed and others are almost completed and as a result the product is now being actively promoted to large vehicle fleets. The Company expects to benefit from this work with an inflow of orders early in calendar year 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This will allow the Company to raise funds for additional working capital as required. On December 15, 2003 the Company announced that it has signed a letter of intent to acquire 100% of outstanding stock of Radicom Ltd., a company located in the UK, specializing in GPRS (general packet radio switch) communications that provide end users with high-speed data transmission. The Company is seeking to progressively raise $3 million of working capital to fully develop the enlarged business that will result from the acquisition of Radicom Ltd.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15
(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified a deficiency within its internal control framework. It relates to segregation of duties deficiencies within its internal control structure. The Company has limited personnel resources within certain areas, and as a result, there are instances where certain duties could be split to strengthen the overall internal control framework.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION



Item 1.  Legal Proceedings

On September 30, 2003, a former employee who recently resigned, Frank Merx, filed a claim against Auto-Q with the United Kingdom Employment Tribunals. This matter has settled on February 2, 2004 on the basis that Mr. Merx is to receive 150,000 regulated shares in Auto-Q Int. Inc. by 30th April on the basis of certain undertakings and restrictions Mr. Merx has agreed to.

Item 2.  Changes in securities

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

We held our Annual Meeting on December 22, 2003. During the Annual Meeting, the following actions were taken:

     1.  Election of Directors


          Name                                For          Withheld
          ----                             ----------     ----------
          Mr. Tom Lam                      36,084,649     12,218,730
          Mr. David Hope                   36,084,649     12,218,730
          Mr. Paul Spetch                  36,084,649     12,218,730


     2. Increase of Number of Authorized Shares of Common Stock from 50,000,000 to 200,000,000.


          For                                      36,061,149
          Against                                      23,500
          Abstain                                  12,218,730


The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

         31.1 Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

                  No reports were filed on Form 8-K for the three months ended December 31, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     February 17,2004                 AUTO-Q INTERNATIONAL, INC.




                                            By:  /s/  Tom Lam
                                               --------------------------------
                                                      Tom Lam, President and
                                                      Chief Executive Officer