Form 10QSB
period 2004-03-31
AUTO Q INTERNATIONAL INC
filed 2004-05-17
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE TRANSITION FROM         TO
                                          -------    --------

                        COMMISSION FILE NUMBER 001-31263
                                               ---------


                           AUTO-Q INTERNATIONAL, INC.
                           --------------------------
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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

      On May 15, 2004, there were outstanding approximately 57,146,079 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes /   /   No /X/

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index

Part I.  FINANCIAL INFORMATION                                              Page
------                                                                      ----

Item 1.   Financial Statements

Consolidated Balance Sheet as of March 31, 2004 (Unaudited)                 F-1

Consolidated Statements of Operations and Comprehensive
    Loss for the Three and Six Months ended March 31, 2004
    and 2003 (Unaudited)                                                    F-2

Consolidated Statement of Stockholders' Deficiency for the
    Six Months ended March 31, 2004 (Unaudited)                             F-3

Consolidated Statements of Cash Flows for the Six Months
    ended March 31, 2004 and 2003 (Unaudited)                               F-4

Notes to Consolidated Financial Statements                                  F-6


Item 2.   Management's Discussion and Analysis of Financial Condition
     And Results of Operations                                                2

Item 3.   Controls and Procedures                                             9

Part II.  Other Information

Item 1.  Legal Proceedings                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibit and Report on Form 8-K                                       11

Signatures                                                                    12

                                      (i)

Item 1.   Financial Statements


                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets:
    Cash                                                            $     7,674
    Accounts receivable                                                 168,642
    Inventory                                                           150,282
    Prepaid expenses and other current assets                            12,159
                                                                    -----------
           Total current assets                                         338,757
Property and equipment, net                                              47,148

Software development, net of accumulated amortization
    of approximately $54,000                                             86,641
                                                                    -----------
                                                                    $   472,546
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
    Note payable - bank                                             $    84,653
    Due to liquidator                                                   217,319
    Accounts payable                                                    374,028
    Deferred revenue                                                     19,266
    Loans payable - affiliates                                          881,005
    Accrued expenses and other current liabilities                      340,926
                                                                    -----------
           Total current liabilities                                  1,917,197

Stockholders' deficiency:
    Preferred stock - $.001 par value:
        1,000,000 shares authorized, none issued and outstanding           --
    Common stock - $.001 par value:
        200,000,000 shares authorized; 51,740,379 shares issued
           and outstanding                                               51,740
    Additional paid-in capital                                        2,172,691
    Accumulated deficit                                              (3,492,962)
    Accumulated other comprehensive loss                               (176,120)
                                                                    -----------
           Total stockholders' deficiency                            (1,444,651)
                                                                    -----------
                                                                    $   472,546
                                                                    ===========


                 See notes to consolidated financial statements



                                           AUTO-Q INTERNATIONAL, INC.
                                                AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)


                                                       Three Months Ended              Six Months Ended
                                                            March 31,                       March 31,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Revenue:
    Sales of equipment                            $    189,450    $    115,446    $    324,336    $    393,475
    Service income                                      15,888           6,294          36,851          14,647
                                                  ------------    ------------    ------------    ------------
          Total revenue                                205,338         121,740         361,187         408,122

Cost of goods sold                                     126,979         193,353         220,244         387,271
                                                  ------------    ------------    ------------    ------------

Gross profit                                            78,359         (71,613)        140,943          20,851

Selling, general and administrative expenses           406,675         347,975         724,567         741,937

Loss on impairment of intangible assets                   --           198,166            --           198,166

Loss on disposal of fixed assets                          --            12,585            --            12,585

Gain on forgiveness of debt                               --        (1,875,033)           --        (1,875,033)

Non-cash professional fees and services                145,196            --           745,196         115,480
                                                  ------------    ------------    ------------    ------------

Operating income (loss)                               (473,512)      1,244,694      (1,328,820)        827,716

Interest expense                                         5,977          10,025          14,110          41,073
                                                  ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes       (479,489)      1,234,669      (1,342,930)        786,643

Provision for income taxes                                --            21,639            --            21,639
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                     (479,489)      1,213,030      (1,342,930)        765,004

Other comprehensive loss:
    Cumulative translation adjustment                   (8,646)        (45,591)        (23,759)        (92,974)
                                                  ------------    ------------    ------------    ------------

Comprehensive income (loss)                       $   (488,135)   $  1,167,439    $ (1,366,689) $      672,030
                                                  ============    ============    ============    ============


Basic and diluted net income (loss) per share     $       (.01)   $        .03    $       (.03)   $        .02
                                                  ============    ============    ============    ============


Weighted average number of shares outstanding       50,354,401      39,893,700      49,881,494      39,254,165
                                                  ============    ============    ============    ============


                                See notes to consolidated financial statements

                                                      F-2



                                                AUTO-Q INTERNATIONAL, INC.
                                                     AND SUBSIDIARIES
                                    Consolidated Statement of Stockholders' Deficiency
                                          For the Six Months Ended March, 31 2004
                                                        (Unaudited)



                                                                                             Accumulated       Total
                                           Common Stock          Additional                     Other       Stockholders'
                                    -------------------------     Paid-In     Accumulated   Comprehensive     Equity
                                       Shares        Amount       Capital       Deficit     Income (Loss)   (Deficiency)
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 1, 2003             48,484,379   $    48,484   $ 1,510,751   $(2,150,032)   $  (152,361)   $  (743,158)

Issuance of shares of Common
   Stock for services                 3,256,000         3,256       661,940          --             --          665,196


Net loss                                   --            --            --      (1,342,930)          --       (1,342,930)

Cumulative translation adjustment          --            --            --            --          (23,759)       (23,759)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2004              51,740,379   $    51,740   $ 2,172,691   $(3,492,962)   $  (176,120)    (1,444,651)
                                    ===========   ===========   ===========   ===========    ===========    ===========


                                      See notes to consolidated financial statements

                                                           F-3



                                   AUTO-Q INTERNATIONAL, INC.
                                        AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                           Six Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2004           2003
                                                                     -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                $(1,342,930)   $   765,004
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                      21,241         44,338
       Common stock issued for services                                  665,196        115,480
       Capital contributions for payment of services                      80,000           --
       Loss on impairment of intangible assets                              --          198,166
       Loss on disposal of fixed assets                                     --           12,585
       Gain on forgiveness of debt                                          --       (1,875,033)
    Change in assets and liabilities:
           Accounts receivable                                          (101,551)        (4,848)
           Inventory                                                      73,243        121,883
           Prepaid expenses and other current assets                       2,259         47,012
           Deposits                                                         --            1,216
           Accounts payable                                               84,249        (53,741)
           Deferred revenue                                              (36,562)       (14,424)
           Accrued expenses and other current liabilities                115,053        126,326
                                                                     -----------    -----------
                Net cash used in operating activities                   (439,802)      (515,854)
                                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                    (4,457)        (3,763)
    Purchase of intangible assets                                           --           (6,333)
                                                                     -----------    -----------
                Cash used in investing activities                         (4,457)       (10,096)
                                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from (repayments of) note payable - bank, net                54,625       (130,402)
    Repayment of notes payable - other                                    (1,826)       (31,498)
    Proceeds from loans payable - affiliates                             411,977           --
    Payments of capital lease obligations                                   --          (13,283)
    Advances from stockholders and directors, net                           --          185,794
    Proceeds from deposits for shares                                       --          267,346
    Proceeds from issuance of common stock                                  --          191,947
    Capital contribution                                                    --           74,156
                                                                     -----------    -----------
                Net cash provided by financing activities                464,776        544,060
                                                                     -----------    -----------

Effect of exchange rate changes on cash                                  (14,360)        13,536
                                                                     -----------    -----------

Net increase in cash                                                       6,157         31,646

Cash, beginning of year                                                    1,517           --
                                                                     -----------    -----------

Cash, end of period                                                  $     7,674    $    31,646
                                                                     ===========    ===========


                         See notes to consolidated financial statements

                                              F-4

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                                   (Unaudited)



               Supplemental Disclosures of Cash Flow Information

                                                       Six Months Ended
                                                           March 31,
                                                 ------------------------------
                                                      2004            2003
                                                 -------------    -------------
Cash paid during the period for:
    Interest                                     $      10,870    $      17,068


      Supplemental Schedule of Non-Cash Investing and Financing Activities


During the six months ended March 31, 2003, the Company issued 307,696 shares, valued at $92,309 in satisfaction of their obligation to the seller of AICS.

                 See notes to consolidated financial statements

                           AUTO-Q INTERNATIONAL, INC
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2004 and 2003 (Unaudited)


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

         On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 during the year ended September 30, 2003. At March 31, 2004, Solutions still owes (pound)119,000 (approximately $217,000) to the liquidator. Solutions continues to operate the business of Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the six months ended March 31, 2004 and 2003 (unaudited), (b) the financial position at March 31, 2004 (unaudited), (c) the changes in stockholders' deficiency for the six months ended March 31, 2004 (unaudited) and (d) cash flows for the six months ended March 31, 2004 and 2003 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the six month period ended March 31, 2004 (unaudited) are not necessarily indicative of those to be expected for the entire year.

                           AUTO-Q INTERNATIONAL, INC
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2004 and 2003 (Unaudited)


Note 1 - Principles of Consolidation and Operations (Continued)
         ------------------------------------------------------

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

         Going Concern
         -------------

         At March 31, 2004 the Company has $7,674 of cash, working capital and stockholders' deficiencies of $1,578,440 and $1,444,651 respectively, and for the six months ended March 31, 2004 the Company had a net loss of $1,342,930. These circumstances raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funding may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in a manner that the Company's management believe is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

         The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. An extensive customer trial has been completed and others are almost complete and as a result the product is now being actively promoted by a recently enlarged sales force to potential customers with large fleets of vehicles. The Company expects to benefit from this work with an inflow of orders in calendar year 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This could allow the Company to raise funds for additional working capital as required. The Company is seeking to raise $2.5 million of working capital to fully develop and expand the business.

                           AUTO-Q INTERNATIONAL, INC
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2004 and 2003 (Unaudited)


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

Note 2 - New Accounting Pronouncements
         -----------------------------

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after December 15, 2004. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

                           AUTO-Q INTERNATIONAL, INC
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Six Months Ended March 31, 2004 and 2003 (Unaudited)


Note 3 - Net Income (Loss) Per Common Share
         ----------------------------------

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company has no common equivalent shares outstanding.

Note 4 - Agreements
         ----------

         During the fourth quarter of the year ended September 30, 2003, the Company recorded expenses related to consulting, marketing and promotion agreements entered into by the Company, which were paid by certain stockholders on behalf of the Company. The effect of this entry on the previously reported three and six months ended March 31, 2003 (unaudited) are as follows:

                                                       Three Months   Six Months
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                           2003          2003
                                                        ----------    ----------
        Net income, as previously reported              $1,213,030    $  765,004

        Less:  Additional expense                           62,109        72,623
                                                        ----------    ----------

        Net income, adjusted                            $1,150,921    $  692,381
                                                        ==========    ==========

        Basic and diluted net income per common
           share, as previously reported                $      .03    $      .02
                                                        ==========    ==========
        Basic and diluted net income per common
           share, as adjusted                           $      .03    $      .02
                                                        ==========    ==========

         During the six months ended March 31, 2004, the Company recorded $80,000 of expense related to consulting, marketing and promotion services entered into by the Company, which were paid by certain stockholders on behalf of the Company, $80,000 was prepaid at September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports.

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

Results of Operations - Six months ended March 31, 2004 and 2003
----------------------------------------------------------------
Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems.

Total revenues for the six months ended March 31, 2004 and 2003 were $361,187 and $408,122 respectively, representing a decrease of $46,935 or 11.5% for the six months ended March 31, 2004 from the six months ended March 31, 2003. This resulted in part from a decrease in sales of equipment revenue of $69,139 or 17.6% to $324,336 from $393,475 for the six months ended March 31, 2004 and 2003, respectively. Service and maintenance revenues for the six months ended March 31, 2004 and 2003 were $36,851 and $14,647, respectively.

The decrease in revenue was primarily due to the continuing delay in the rollout of our revised product range, which has been caused by the need to complete the product design and testing program combined with delays caused by a shortage of working capital.

We have expanded our sales force and recruited a new sales manager to develop the market for our products. A program of customer trials is continuing. The new team is now managing the trials more closely and the level of acceptance by customers is expected to be high. Several of the trials are with local government agencies in the UK. Following on from a successful trial the first order was received from Swindon Borough Council in April 2004 for 14 of our eGuard units and it is expected that the Council will equip it's entire 350 vehicle fleet with eGuard. Other trials are also expected to generate orders with shipments commencing in the three months ended June 30, 2004.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for production, servicing and installation personnel.

Cost of goods sold for the six months ended March 31, 2004 was $220,244 or 61.0% of revenue as compared to $387,271 or 94.9% of revenue, for the six months ended December 31, 2003. The high level of cost of goods sold as a percentage of revenue for the six months ended March 31, 2003 was due to a markdown in inventory of $80,000 in March 2003.

The Company carefully monitors the cost of goods sold and the gross profit margin for sales of equipment and has a target gross profit margin of 50%. As shown in the table below, the gross profit margin earned on equipment sales, before direct costs and the write down of inventory, was 48.0% in the six months ended March 31, 2004 compared to 33.1% for the six months ended March 31, 2003.



                                      Six Months Ended March 31, 2004
                          -----------------------------------------------------
                          Sales of        Service          Direct
                          Equipment       Income           Costs         Total
                          ---------     ---------        ---------    ---------
Revenues                  $ 324,336     $  36,851        $    --      $ 361,187

Cost of Goods Sold         (168,530)         --            (51,714)    (220,244)
                          ---------     ---------        ---------    ---------

Gross profit              $ 155,806     $  36,851        $ (51,714)   $ 140,943
                          =========     =========        =========    =========

Gross profit %                 48.0%                                      39.0%


                                     Six Months Ended March 31, 2003
                     ----------------------------------------------------------------
                                                                Write-
                     Sales of     Service      Direct          Down of
                     Equipment     Income       Costs          Inventory      Total
                     ---------   ---------    ---------        --------     ---------
Revenues             $ 393,475    $  14,647   $    --          $    --      $ 408,122

Cost of Goods Sold    (263,406)        --       (43,865)         (80,000)    (387,271)
                     ---------   ---------    ---------        ---------    ---------

Gross profit         $ 130,069    $  14,647   $ (43,865)       $ (80,000)   $  20,851
                     =========   =========    =========        =========    =========

Gross profit %           33.1%                                                   5.1%


Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the six months ended March 31, 2004 and 2003 were $724,567 or 200.6% of revenue and $741,937 or 181.8% of revenue, respectively, a decrease of $17,370.

     o The UK operating company accounted for $617,086 of selling, general and administrative expenses in the six months ended March 31, 2004.
          The largest items of expenditure were payroll costs, which totaled
          $363,000 (89% of revenues), legal costs of $64,000, most of which were incurred to obtain advice following the resignation of two sales employees, and consulting costs of $50,000 incurred for the provision of sales advice and the management of product development and customer trials.

     o The US holding company accounted for $107,481 of selling, general and administrative expenses in the six months ended March 31, 2004. The largest items of expenditure were legal fees of $30,005 and accounting fees of $54,072.

Non-cash Professional Fees and Services
---------------------------------------

During the six months ended March 31, 2004 $240,000 of consulting, marketing and promotion fees were incurred of which $80,000 was paid by certain stockholders on behalf of the Company and $160,000 was paid for by way of issuing shares of

                                       4

equivalent value. In addition the Company incurred the cost of consulting services performed on its behalf which were paid for by way of issuing shares valued at $480,000 and the Company paid certain legal fees of approximately $25,000 through the issuance of shares.

During the six months ended March 31, 2003 $115,480 of consulting, marketing and promotion fees were incurred which were paid for by way of issuing shares.

Income Taxes
------------

As a result of the loss made during the six months ended March 31, 2004 no provision was made for income taxes for the period.

Net Loss
--------

The net loss for the six months ended March 31, 2004 was $1,342,930, or $.03 per share, which compares with net income of $765,004, or $.02 per share in the six months ended March 31, 2003. Net income for the six months ended March 31, 2003 included a loss on impairment of intangible assets of $198,166, a loss on disposal of fixed assets of $12,585 and a gain on forgiveness of debt of $1,875,033. These items arose as a result of a reorganization which took place in the three months ended March 31, 2003. Restated before restructuring we would have had a net loss for the three months ended March 31, 2003 of $899,278.

Results of Operations - Three months ended March 31, 2004 and 2003
------------------------------------------------------------------
Revenue
-------

Total revenues for the three months ended March 31, 2004 and March 31, 2003 were $205,338 and $121,740 respectively, representing an increase of $83,598 or 68.7% for the three months ended March 31, 2004 from the three months ended March 31, 2003. This resulted in an increase in sales of equipment revenue of $74,004 or 64.1% to $189,450 from $115,446 for the three months ended March 31, 2004 and 2003, respectively. Service and maintenance revenues for the three months ended March 31, 2004 and 2003 were $15,888 and $6,294, respectively.

Two material sales were made in the three months ending March 31, 2004, both of which were for approximately $64,000. These sales, which were made to existing customers, were for bespoke versions of our fuel monitoring systems for large trucks. One of these customers has placed an additional order worth approximately $75,000 for equipment which will be shipped in the three months ended June 30, 2004.



Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation.

Cost of goods sold for the three months ended March 31, 2004 was $126,979 or 61.8% of revenue as compared to $193,353 or 158.8% of revenue, for the three months ended March 31, 2003. The high level of cost of goods sold as a percentage of revenue for the three months ended March 31, 2003 was due to a markdown in inventory of $80,000 in March 2003.

As shown in the table below, the gross profit margin earned on equipment sales, before direct costs and the write down of inventory, was 44.5% in the three months ended March 31, 2004 compared to 24.1% for the three months ended March
31, 2003.

                                     Three Months Ended March 31, 2004
                          -----------------------------------------------------
                          Sales of       Service           Direct
                          Equipment      Income            Costs        Total
                          ---------     ---------        ---------    ---------

Revenues                  $ 189,450     $  15,888        $    --      $ 205,338

Cost of Goods Sold         (105,170)         --            (21,809)    (126,979)
                          ---------     ---------        ---------    ---------

Gross profit              $  84,280     $  15,888        $ (21,809)   $  78,359
                          =========     =========        =========    =========

Gross profit %                44.5%                                       38.2%


                                      Three Months Ended March 31, 2003
                     -------------------------------------------------------------------
                                                                   Write-
                     Sales of       Service        Direct          Down of
                     Equipment      Income         Costs          Inventory      Total
                     ---------     ---------     ---------        ---------    ---------
Revenues             $ 115,446     $   6,294     $    --          $    --      $ 121,740

Cost of Goods Sold     (87,581)         --         (25,772)         (80,000)    (193,353)
                     ---------     ---------     ---------        ---------    ---------

Gross profit         $  27,865     $   6,294     $ (25,772)       $ (80,000)   $ (71,613)
                     =========     =========     =========        =========    =========

Gross profit %           24.1%                                                    (58.8)%



Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the three months ended March
31, 2004 and March 31, 2003 were $406,675 or 198.1% of revenue and $347,975 or
285.8% of revenue, respectively, an increase of $58,700.

     o The UK operating company accounted for $346,235 of selling, general and administrative expenses in the three months ended March 31, 2004.
          The largest items of expenditure were payroll costs, which totaled
          $213,000 (103.7% of revenues) and legal costs of $59,000, most of which were incurred to obtain advice following the resignation of two sales employees.

                                       6

     o The US holding company accounted for $60,440 of selling, general and administrative expenses in the three months ended March 31, 2004. The largest items of expenditure were legal and accounting fees incurred in respect of general corporate advice which totalled approximately $21,000 and $29,000 respectively.

The increase in selling, general and administrative expenses of $58,700 for the three months ended March 31, 2004 compared to the same period in the prior year was primarily attributable to $25,000 of legal costs discussed above, a $13,000 increase in payroll costs, an $8,000 increase in accounting costs and an increase of $7,000 in travel and entertaining expenditure following the expansion of the sales force.

Non-cash Professional Fees and Services
---------------------------------------

During the three months ended March 31, 2004 $120,000 of consulting, marketing and promotion fees were incurred which were paid by way of issuing shares with equivalent value. In addition the Company paid certain legal fees of approximately $25,000 through the issuance of shares.

Income Taxes
------------

As a result of the loss made during the three months ended March 31, 2004 no provision was made for income taxes for the period.

Net Loss
--------

The net loss for the three months ended March 31, 2004 was $479,489, or $.01 per share, which compares with net income of $1,213,030, or $.03 per share in the three months ended March 31, 2003. Net income for the three months ended March 31, 2003 included a loss on impairment of intangible assets of $198,166, a loss on disposal of fixed assets of $12,585 and a gain on forgiveness of debt of $1,875,033. These items arose as a result of a reorganization which took place in the three months ended March 31, 2003. Restated before restructuring we would have had a net loss for the three months ended March 31, 2003 of $451,252.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the six months ended March 31, 2004 and 2003 was $439,802 and $515,854, respectively.

     o During the six months ended March 31, 2004 the Company had a net loss of $1,342,930. The reasons for this are stated above. In addition during the six month period, accounts receivable increased by $101,551 as a result of the higher volume of sales during March 2004 compared to September 2003. There was a reduction in deferred revenue of $36,562. Deferred revenue arises where we charge customers annually in advance for maintenance and monitoring. The volume of these charges was significantly lower in the six months ended March 31, 2004 following the decision to discontinue our cheapest and low margin consumer vehicle-monitoring product.

          These items were offset by common stock issued for services of $665,196 and capital contributions for payment of services of $80,000. These were primarily comprised of $240,000 of consulting, marketing and promotion agreements entered into by the Company which were paid by certain stockholders and a payment in shares valued at $505,000 for legal fees.

     o During the six months ended March 31, 2003 the Company had net income of $765,004, it issued $115,480 of stock for services, incurred a loss on impairment of intangible assets of $198,166, a decrease in inventory of $121,883 and had an increase in accrued expense and other current liabilities of $126,326 offset by a gain on debt forgiveness of $1,875,033.

Net cash used in investing activities for the six months ended March 31, 2004 and the six months ended March 31, 2003 was $4,457 and $10,096, respectively, for the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for the six months ended March 31, 2004 was $464,776 as compared to $544,060 for the six months ended March 31, 2003.

     o Net cash provided by financing activities for the six months ended March 31, 2004 comprised $411,977 of non-interest bearing loans from affiliates, which are due on demand. The Company has entered into a financing agreement with its bank to provide financing for 75% of eligible accounts receivable (see below). As a result of the increase in accounts receivable, see above, Notes payable - bank increased by $54,625.

     o Net cash provided by financing activities for the six months ended March 31, 2003 primarily consisted of advances from stockholders and directors of $185,794, proceeds from deposits for shares of common stock to be issued and the issuance of common stock of $267,346 and $191,947, respectively, and capital contributions of $74,156 offset by repayments of notes payable - bank and other of $130,402 and $31,498, respectively.

In April 2003, Auto-Q Solutions Limited signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $457,000 at March 31, 2004). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Auto-Q Solutions Limited pays interest at 2.5% above the base rate (6.5% at March 31, 2004). Borrowings under the line of credit are secured by all of the assets of Auto-Q Solutions Limited.

At March 31, 2004, Auto-Q Solutions Limited still owes (pound)119,000 (approximately $217,000) to the liquidator of Auto-Q International Limited.

During April 2004 the Company received approximately $77,000 of cash from affiliates as a loan.

At March 31, 2004, the Company has $7,674 of cash, working capital and stockholders' deficiencies of $1,578,439 and $1,444,651, respectively, and for the six months ended March 31, 2004 the Company had a net loss of $1,342,930. Even after giving effect to the restructuring of the Company's operating subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company has completed a program to upgrade its original track and trace product with new components and enhanced software. An extensive customer trial has been completed and others are almost completed and as a result the product is now being actively promoted to large vehicle fleets by the new sales force. The Company expects to benefit from this work with an inflow of orders in 2004. In addition, on December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations. This could allow the Company to raise funds for additional working capital as required. The Company is seeking to raise $2.5 million of working capital to fully develop and expand the business.

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


                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 1.  Legal Proceedings

On September 30, 2003, a former employee who recently resigned, Frank Merx, filed a claim against Auto-Q with the United Kingdom Employment Tribunals. This matter has settled on February 2, 2004 on the basis that Mr. Merx is to receive 150,000 regulated shares in Auto-Q Int. Inc. by April 30, 2004 on the basis of certain undertakings and restrictions Mr. Merx has agreed to.

Item 2.  Changes in securities

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

         31.1 and 31.2

               Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 and 32.2

               Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

                No reports were filed on Form 8-K for the three months ended March 31, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 17, 2004                      AUTO-Q INTERNATIONAL, INC.




                                            By:  /s/  Tom Lam
                                               --------------------------------
                                                      Tom Lam, President and
                                                      Chief Executive Officer