Form 10QSB
period 2004-06-30
AUTO Q INTERNATIONAL INC
filed 2004-08-16
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004.

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

                          53-57 Woodcock Trading Estate
                 Warminster, Wiltshire, United Kingdom   BA12 9DX
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

      On August 15, 2004, there were outstanding approximately 58,327,663 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes /     No /X/

                   AUTO-Q INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index

Part I.  FINANCIAL INFORMATION                                              Page
------                                                                      ----

Item 1.   Financial Statements

Consolidated Balance Sheet as of June 30, 2004 (Unaudited)                   F-1

Consolidated Statements of Operations and Comprehensive
    Loss for the Three and Nine Months ended June 30, 2004
    and 2003 (Unaudited)                                                     F-2

Consolidated Statement of Stockholders' Deficiency for the
    Nine Months ended June 30, 2004 (Unaudited)                              F-3

Consolidated Statements of Cash Flows for the Nine Months
    ended June 30, 2004 and 2003 (Unaudited)                                 F-4

Notes to Consolidated Financial Statements                                   F-6


Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                            2

Item 3.   Controls and Procedures                                             10

Part II.  Other Information

Item 1.  Legal Proceedings                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 6.  Exhibit and Report on Form 8-K                                       10

Signatures                                                                    11

Item 1.  Financial Statements


                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)



                                     ASSETS
                                     ------

Current assets:
    Cash                                                            $     1,269
    Accounts receivable                                                  16,237
    Inventory                                                             1,807
    Prepaid expenses and other current assets                            11,508
                                                                    -----------

        Total current and total assets                              $    30,821
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Note payable - bank                                             $     9,157
    Due to liquidator                                                   197,007
    Accounts payable                                                    337,648
    Deferred revenue                                                     22,200
    Loans payable - affiliates                                        1,009,330
    Accrued expenses and other current liabilities                      394,904
                                                                    -----------
           Total current liabilities                                  1,970,246

Stockholders' deficiency:
    Common stock - $.001 par value:
        200,000,000 shares authorized; 57,445,681 shares issued
           and outstanding                                               57,446
    Additional paid-in capital                                        2,334,120
    Accumulated deficit                                              (4,160,280)
    Accumulated other comprehensive loss                               (170,711)
                                                                    -----------
           Total stockholders' deficiency                            (1,939,425)
                                                                    -----------
                                                                    $    30,821
                                                                    ===========

                 See notes to consolidated financial statements



                                           AUTO-Q INTERNATIONAL, INC.
                                                AND SUBSIDIARIES
                          Consolidated Statements of Operations and Comprehensive Loss
                                                   (Unaudited)



                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Revenue:
    Sales of equipment                            $     77,768    $    286,811    $    402,104    $    680,286
    Service income                                      22,420          15,090          59,271          29,737
                                                  ------------    ------------    ------------    ------------
               Total revenue                           100,188         301,901         461,375         710,023

Cost of goods sold                                     240,863         171,996         461,107         559,267
                                                  ------------    ------------    ------------    ------------

Gross profit (loss)                                   (140,675)        129,905             268         150,756

Selling, general and administrative expenses           316,881         294,796       1,041,447       1,036,733

Loss on impairment of property, equipment
    and intangible assets                              122,194            --           122,194         198,166

Loss on disposal of property and equipment                --              --              --
                                                                                                        12,585

Reversal (gain) on forgiveness of debt                    --            60,939            --        (1,814,094)

Non-cash professional fees and services                 67,135          84,836         812,331         277,939
                                                  ------------    ------------    ------------    ------------

Operating income (loss)                               (646,885)       (310,666)     (1,975,704)        439,427

Interest expense                                        20,434           3,173          34,544          44,246
                                                  ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes       (667,319)       (313,839)     (2,010,248)        395,181

Provision for income taxes                                --              --              --            21,638
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                     (667,319)       (313,839)     (2,010,248)        373,543

Other comprehensive income (loss):
    Cumulative translation adjustment                    5,410           1,256         (18,350)        (91,717)
                                                  ------------    ------------    ------------    ------------

Comprehensive income (loss)                       $   (661,909)   $   (312,583)   $ (2,028,598) $      281,826
                                                  ============    ============    ============    ============

Basic and diluted net income (loss) per share     $       (.01)   $       (.01)   $       (.04)   $        .01
                                                  ============    ============    ============    ============


Weighted average number of shares outstanding       54,728,219      42,536,234      51,491,173      40,523,886
                                                  ============    ============    ============    ============


                                 See notes to consolidated financial statements

                                                       F-2



                                               AUTO-Q INTERNATIONAL, INC.
                                                    AND SUBSIDIARIES
                                   Consolidated Statement of Stockholders' Deficiency
                                         For the Nine Months Ended June 30, 2004
                                                      (Unaudited)



                                                                                             Accumulated       Total
                                          Common Stock           Additional                     Other      Stockholders'
                                    -------------------------     Paid-In     Accumulated   Comprehensive      Equity
                                       Shares        Amount       Capital       Deficit     Income (Loss)   (Deficiency)
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance, October 1, 2003             48,484,379   $    48,484   $ 1,510,751   $(2,150,032)   $  (152,361)   $  (743,158)

Issuance of shares of Common
   Stock for cash                     5,000,000         5,000        95,000          --             --          100,000

Issuance of shares of Common
   Stock in settlement of claims
   against the Company                  250,000           250        24,750          --             --           25,000

Issuance of shares of Common
   Stock for services                 3,711,302         3,712       703,619          --             --          707,331


Net loss                                   --            --            --      (2,010,248)          --       (2,010,248)


Cumulative translation adjustment          --            --            --            --          (18,350)       (18,350)

                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2004               57,445,681   $    57,446   $ 2,334,120   $(4,160,280)   $  (170,711)   $(1,939,425)
                                    ===========   ===========   ===========   ===========    ===========    ===========


                                     See notes to consolidated financial statements

                                                           F-3



                                     AUTO-Q INTERNATIONAL, INC.
                                          AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                             (Unaudited)



                                                                             Nine Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                            2004            2003
                                                                         -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                    $(2,010,248)   $   373,543
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                          31,723         53,090
       Common stock issued for services and settlement of claims             732,331        237,939
       Capital contributions for payment of services                          80,000         40,000
       Loss on impairment of inventory                                       149,072         80,000
       Loss on impairment of property, equipment and intangible assets       122,194        198,166
       Loss on disposal of property and equipment                               --           12,585
       Gain on forgiveness of debt                                              --       (1,814,094)
    Change in assets and liabilities:
           Accounts receivable                                                50,163       (178,358)
           Inventory                                                          70,436         58,445
           Prepaid expenses and other current assets                           2,761         45,093
           Deposits                                                             --           (8,133)
           Accounts payable                                                   49,811         (1,229)
           Deferred revenue                                                  (33,054)       (14,924)
           Accrued expenses and other current liabilities                    164,801        139,327
                                                                         -----------    -----------
                Net cash used in operating activities                       (590,010)      (778,550)
                                                                         -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                        (4,512)        (3,760)
    Purchase of intangible assets                                               --           (6,333)
                                                                         -----------    -----------
                Net cash used in investing activities                         (4,512)       (10,093)
                                                                         -----------    -----------

Cash flows from financing activities:
    Repayment of note payable - bank, net                                    (20,562)          (949)
    Repayment of notes payable - other                                       (19,881)       (49,509)
    Advances from affiliates, stockholders and directors, net                540,302        199,842
    Repayment of capital lease obligations                                      --          (13,918)
    Proceeds from deposits for shares of common stock                           --          380,883
    Proceeds from issuance of common stock                                   100,000        226,094
    Capital contribution                                                        --           74,156
                                                                         -----------    -----------
                Net cash provided by financing activities                    599,859        816,599
                                                                         -----------    -----------

Effect of exchange rate changes on cash                                       (5,585)       (25,956)
                                                                         -----------    -----------

Net increase (decrease) in cash                                                 (248)         2,000

Cash, beginning of year                                                        1,517           --
                                                                         -----------    -----------

Cash, end of period                                                      $     1,269    $     2,000
                                                                         ===========    ===========


                          See notes to consolidated financial statements

                                                 F-4

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                                   (Unaudited)



                Supplemental Disclosures of Cash Flow Information

                                                           Nine Months Ended
                                                                June 30,
                                                         -----------------------
                                                          2004            2003
                                                         -------         -------
Cash paid during the period for:
    Interest                                             $34,544         $44,246



      Supplemental Schedule of Non-Cash Investing and Financing Activities


During the nine months ended June 30, 2003, the Company issued 307,696 shares, valued at $92,308 in satisfaction of their obligation to the seller of AICS.



                 See notes to consolidated financial statements

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2004 and 2003 (Unaudited)



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

          Liquidation of UK Subsidiaries
          ------------------------------

          On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 during the year ended September 30, 2003. At June 30, 2004, Solutions still owes (pound)109,000 (approximately $197,000) to the liquidator. Solutions continued to operate the business of Auto-Q UK free of the obligations owing to Auto-Q UK's creditors.

          On July 30, 2004, the Company's board of directors decided to voluntarily liquidate the assets of Solutions, the only remaining operating entity. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, Solutions has written down its assets to their net realizable value. Accordingly impairment charges for write downs of inventory of approximately $149,000 and property, equipment and intangible assets of approximately $122,000 were recorded as of June 30, 2004 in the accompanying consolidated statements of operations and comprehensive loss.

          Basis of Presentation
          ---------------------

          In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three and nine months ended June 30, 2004 and 2003 (unaudited), (b) the financial position at June 30, 2004 (unaudited), (c) the changes in stockholders' deficiency for the nine months ended June 30, 2004 (unaudited) and (d) cash flows for the nine months ended June 30, 2004 and 2003 (unaudited), have been made.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2004 and 2003 (Unaudited)



Note 1 -  Principles of Consolidation and Operations (Continued)
          ------------------------------------------------------

          Basis of Presentation (Continued)
          ---------------------------------

          The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the nine month period ended June 30, 2004 (unaudited) are not necessarily indicative of those to be expected for the entire year.

          Change in Authorized Common Stock
          ---------------------------------

          On December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50 million to 200 million shares. The additional shares were made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

          Going Concern
          -------------

          At June 30, 2004 the Company has $1,269 of cash, working capital and stockholders' deficiencies each of $1,939,425 and for the nine months ended June 30, 2004 the Company had a net loss of $2,010,248. On July 30, 2004, the Company's board of directors determined that, in view of the Company's poor cash position and no immediate prospect of raising adequate financing to sustain operations, that the Company's wholly owned UK subsidiary, Solutions, would cease operations immediately and its assets voluntarily liquidated according to UK law. Given the decision to discontinue operations of Solutions, the Company plans to seek out a possible merger candidate. Until such time as such a candidate is located and a merger completed, the Company's consolidated group will not generate revenues.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2004 and 2003 (Unaudited)



Note 2 -  New Accounting Pronouncements
          -----------------------------

          In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after December 15, 2004. The Company believes the adoption of FIN 46 will not have an impact on its consolidated financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS 149 has not had an effect on the Company's consolidated financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had an effect on the Company's consolidated financial position or results of operations.

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



                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Nine Months Ended June 30, 2004 and 2003 (Unaudited)



Note 4 -  Agreements
          ----------

          During the fourth quarter of the year ended September 30, 2003, the Company recorded expenses related to consulting, marketing and promotion agreements entered into by the Company, which were paid by certain stockholders on behalf of the Company. The effect of this entry on the previously reported three and nine months ended June 30, 2003 (unaudited) are as follows:

                                                                Three Months      Nine Months
                                                                    Ended            Ended
                                                                June 30, 2003     June 30, 2003
                                                                -------------     -------------
          Net income (loss), as previously reported              $(229,003)         $ 536,002

          Less:  Additional expense                                 84,836            162,459
                                                                 ---------          ---------

          Net income (loss), adjusted                            $(313,839)         $ 373,543
                                                                 =========          =========

          Basic and diluted net income per common
             share, as previously reported                       $    (.01)         $     .01
                                                                 =========          =========
          Basic and diluted net income per common
             share, as adjusted                                  $    (.01)         $     .01
                                                                 =========          =========


          During the nine months ended June 30, 2004, the Company recorded
$80,000 of expense related to consulting, marketing and promotion services entered into by the Company, which were paid by certain stockholders on behalf of the Company.

                                      F-9

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

Liquidation of Auto-Q Solutions Limited
---------------------------------------

On July 30, 2004, the Company's board of directors determined that, in view of the Company's poor cash position and there being no immediate prospect of raising adequate financing to sustain operations, that the Company's wholly owned UK subsidiary, Auto-Q Solutions Limited, would cease operations immediately and its assets voluntarily liquidated according to UK law. The creditors of this subsidiary are owed approximately $1,750,000. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, Solutions has written down its assets to their net realizable value. Accordingly, impairment charges for write downs of inventory of approximately $149,000 and property, equipment and intangible assets of approximately $122,000 were recorded as of June 30, 2004 in the accompanying consolidated statements of operations and comprehensive loss.

Search for Merger Candidate
---------------------------

Given the decision to discontinue operations of Auto-Q Solutions, Ltd., the Company has elected to seek out a possible merger candidate. Until such time as such a candidate is located and a merger completed, the Company's consolidated group will not generate any revenues.

Results of Operations - Nine months ended June 30, 2004 and 2003
----------------------------------------------------------------

Revenue
-------

Revenues are generated from the sale, installation, maintenance and monitoring of our vehicle tracking and data acquisition systems.

Total revenues for the nine months ended June 30, 2004 and 2003 were $461,375 and $710,023 respectively, representing a decrease of $248,648 or 35.0% for the nine months ended June 30, 2004 from the nine months ended June 30, 2003. This resulted from a decrease in sales of equipment revenue of $278,182 or 40.9% to



$402,104 from $680,286 for the nine months ended June 30, 2004 and 2003, respectively. Service and maintenance revenues for the nine months ended June
30, 2004 and 2003 were $59,271 and $29,737, respectively.

The decrease in revenue was primarily due to the continuing delay in the rollout of our revised product range, which has been caused by the need to complete the product design and testing program combined with delays caused by a shortage of working capital and a slower than anticipated ordering cycle particularly with local government agencies.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for production, servicing and installation personnel.

Cost of goods sold for the nine months ended June 30, 2004 was $461,107 or 99.9% of revenue as compared to $559,267 or 78.8% of revenue, for the nine months ended June 30, 2003. The high level of cost of goods sold as a percentage of revenue for the nine months ended June 30, 2004 was due to a write down of inventory of $149,000 due to the subsequent liquidation of Solutions and at June
30, 2003 was due to a markdown in inventory of $80,000 due to the liquidation of Auto-Q UK in March 2003.

The Company carefully monitors the cost of goods sold and has a target gross profit margin of 50% for sales of equipment. As shown in the table below, the gross profit margin earned on equipment sales, before direct costs and the write down of inventory, was 42.8% in the nine months ended June 30, 2004 compared to 41.2% for the nine months ended June 30, 2003.

                                                Nine Months Ended June 30, 2004
                             ----------------------------------------------------------------------
                                                                             Write-
                              Sales of        Service          Direct        Down of
                              Equipment       Income           Costs        Inventory     Total
                             -----------    -----------     -----------    ----------- ------------
Revenues                     $   402,104    $    59,271     $    -         $  -         $   461,375

Cost of Goods Sold              (230,175)        -              (81,860)      (149,072)    (461,107)
                             -----------    -----------     -----------    -----------  -----------

Gross profit                 $   171,929    $    59,271     $   (81,860)   $  (149,072) $       268
                             ===========    ===========     ===========    ============ ===========

Gross profit %                    42.8%                                                        .01%



                                                Nine Months Ended June 30, 2003
                             ----------------------------------------------------------------------
                                                                             Write-
                              Sales of        Service         Direct         Down of
                              Equipment       Income           Costs        Inventory      Total
                             -----------    -----------     -----------    -----------  -----------

Revenues                     $   680,286    $    29,737     $    -         $    -       $   710,023

Cost of Goods Sold              (400,058)        -              (79,209)       (80,000)    (559,267)
                             -----------    -----------     -----------    -----------  -----------

Gross profit                 $   280,228    $    29,737     $   (79,209)   $   (80,000) $   150,756
                             ===========    ===========     ===========    ===========  ===========

Gross profit %                    41.2%                                                      21.2%

                                                 4

Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the nine months ended June 30, 2004 and 2003 were $1,041,447 or 225.7% of revenue and $1,036,733 or 146.0% of revenue, respectively, an increase of $4,714.

     o The UK operating company accounted for $902,827 of selling, general and administrative expenses in the nine months ended June 30, 2004. The largest items of expenditure were payroll costs, which totaled $579,000 (125.5% of revenues), legal costs of $68,000, most of which were incurred to obtain advice following the resignation of two sales employees, and consulting costs of $51,000 incurred for the provision of sales advice and the management of product development and customer trials.

     o The US holding company accounted for $138,620 of selling, general and administrative expenses in the nine months ended June 30, 2004. The largest item of expenditure was accounting fees of $90,128 with the balance comprising legal fees, the cost of the Annual General Meeting in December 2003 and other costs relating to maintaining a public listing for our common stock.

Loss on Impairment of Property, Equipment and Intangible Assets
---------------------------------------------------------------

Due to the liquidation of Solutions and Auto-Q UK, the Company recorded an impairment charge of approximately $122,000 and $198,000 for the nine months ended June 30, 2004 and 2003, respectively, due to the write down of property, equipment and intangible assets to their net realizable value based upon estimates provided by the liquidator.

Non-cash Professional Fees and Services
---------------------------------------

During the nine months ended June 30, 2004 $240,000 of consulting, marketing and promotion fees were incurred of which $80,000 was paid by certain stockholders on behalf of the Company and $160,000 was paid for by way of issuing shares of common stock of equivalent value. In addition the Company incurred the cost of consulting services performed on its behalf which were paid for by way of issuing shares of common stock valued at $480,000, the Company paid certain legal fees of approximately $67,000 through the issuance of shares of common stock and the Company settled various claims by issuing shares of common stock valued at $25,000.

During the nine months ended June 30, 2003 $278,000 of consulting, marketing and promotion fees were incurred of which $40,000 was paid by certain stockholders on behalf of the Company and $238,000 was paid for by way of issuing shares of common stock of equivalent value.

Income Taxes
------------

As a result of the loss made during the nine months ended June 30, 2004 no provision was made for income taxes for the period. The provision for income taxes during the nine months ended June 30, 2003 was due to the Company providing for a valuation allowance at June 30, 2003 against deferred tax assets recorded in 2002.

Net Loss
--------

The net loss for the nine months ended June 30, 2004 was $2,010,248, or $.04 per share, which compares with net income of $373,543, or $.01 per share in the nine months ended June 30, 2003. Net income for the nine months ended June 30, 2003 included a loss on impairment of intangible assets of $198,166, a loss on disposal of fixed assets of $12,585 and a gain on forgiveness of debt of $1,814,094. These items arose as a result of a reorganization which took place in the three months ended March 31, 2003. Before the above mentioned reorganization costs the Company would have had a net loss for the nine months ended June 30, 2003 of $1,229,800.

Results of Operations - Three months ended June 30, 2004 and 2003
-----------------------------------------------------------------

Revenue
-------

Total revenues for the three months ended June 30, 2004 and June 30, 2003 were $100,188 and $301,901 respectively, representing a decrease of $201,713 or 66.8% for the three months ended June 30, 2004 from the three months ended June 30, 2003. Equipment revenue fell by $209,043 or 72.9% to $77,768 from $286,811 for the three months ended June 30, 2004 and 2003, respectively. Service and maintenance revenues for the three months ended June 30, 2004 and 2003 were $22,420 and $15,090, respectively.

Two material sales were made in the three months ending June 30, 2004, one was for approximately $63,000 and the other was for approximately $17,000. Both sales were made to existing customers. The first was for a bespoke version of our fuel monitoring systems for large trucks. The second was for our eGuard unit and is part of an ongoing rollout.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of the cost of components for our vehicle tracking and fuel management systems, together with the direct costs of wages for system production, servicing and installation.

Cost of goods sold for the three months ended June 30, 2004 was $240,863 or 240.4% of revenue as compared to $171,996 or 57.0% of revenue, for the three months ended June 30, 2003. The high level of cost of goods sold as a percentage of revenue for the three months ended June 30, 2004 was due to a write down of inventory of $149,000 due to the subsequent liquidation of Solutions and because some direct costs, which remain fixed in the short term, were not absorbed because equipment sales were low.

As shown in the table below, the gross profit margin earned on equipment sales, before direct costs was 22.1% in the three months ended June 30, 2004 compared to 52.4% for the three months ended June 30, 2003. The low level of gross profit margin was due to a credit issued in the three months ended June 30, 2004 in respect of a sale for approximately $15,000 made in the preceding quarter. When this is taken into account the gross profit margin earned on equipment sales in the three months ended June 30, 2004 would have been 35.0%



                                                        Three Months Ended June 30, 2004
                                             ------------------------------------------------------
                                                                             Write-
                              Sales of        Service          Direct        Down of
                              Equipment       Income           Costs        Inventory      Total
                             -----------    -----------     -----------    -----------  -----------
Revenues                     $    77,768    $    22,420     $    -         $    -       $   100,188

Cost of Goods Sold               (60,578)        -              (31,213)      (149,072)    (240,863)
                             -----------    -----------     -----------    -----------  -----------

Gross profit                 $    17,190    $    22,420     $   (31,213)   $  (149,072) $  (140,675)
                             ===========    ===========     ===========    ============ ============
Gross profit %                   22.1%                                                     (140.4)%


                                                        Three Months Ended June 30, 2003
                                            ---------------------------------------------------------
                                             Sales of          Service        Direct
                                             Equipment         Income         Costs          Total
                                            -----------     -----------    -----------    -----------
Revenues                                    $   286,811     $    15,090    $       -      $   301,901

Cost of Goods Sold                             (136,656)            -          (35,340)     (171,996)
                                            -----------     -----------    -----------    ----------

Gross profit                                $   150,155     $    15,090    $   (35,340)   $  (129,905)
                                            ===========     ===========    ===========    ===========
Gross profit %                              52.4%                                            43.0%




Selling, General & Administrative Expenses
------------------------------------------

Selling, general and administrative expenses for the three months ended June 30, 2004 and June 30, 2003 were $316,881 or 316.3% of revenue and $294,796 or 97.6%
of revenue, respectively, an increase of $22,085.

     o The UK operating company accounted for $285,740 of selling, general and administrative expenses in the three months ended June 30, 2004.
          The largest items of expenditure were payroll costs, which totaled
          $211,000 (108.9% of revenues) followed by travel costs of $24,000, incurred by the enlarged sales and operational field forces.

     o The US holding company accounted for $31,141 of selling, general and administrative expenses in the three months ended June 30, 2004. The largest item of expenditure was accounting fees of $30,240.

Loss on Impairment of Property, Equipment and Intangible Assets
---------------------------------------------------------------

Due to the subsequent liquidation of Solutions, the Company recorded an impairment charge of approximately $122,000 to write down the property, equipment and intangible assets to their net realizable value based upon estimates provided by the liquidator.

                                       7

Non-cash Professional Fees and Services
---------------------------------------

During the three months ended June 30, 2004 $42,000 of legal fees were incurred which were paid by way of issuing shares of common stock with equivalent value and the Company settled various claims by issuing shares of common stock valued at $25,000.

During the three months ended June 30, 2003 $85,000 of consulting, marketing and promotion fees were incurred of which $40,000 was paid by certain stockholders on behalf of the Company and $45,000 was paid for by way of issuing shares of common stock of equivalent value.

Income Taxes
------------

As a result of the loss made during the three months ended June 30, 2004 and 2003 no provision was made for income taxes for either period.

Net Loss
--------

The net loss for the three months ended June 30, 2004 was $667,319, or $.01 per share, which compares with a net loss of $313,839, or $.01 per share in the three months ended June 30, 2003. The net loss for the three months ended June 30, 2003 included a reversal on forgiveness of debt of $60,939. This item arose as a result of a reorganization which took place in the three months ended March 31, 2003. Restated before the reversal on forgiveness of debt the Company would have had a net loss for the three months ended June 30, 2003 of $252,900.


Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the nine months ended June 30, 2004 and 2003 was $590,010 and $778,550, respectively.


     o During the nine months ended June 30, 2004 the Company had a net loss of $2,010,248. The reasons for this are stated above. In addition, during the nine-month period, accounts receivable decreased by $50,163 as a result of the low volume of sales during the nine months ended June 2004 and inventory decreased by $70,436. These were offset by increases in accounts payable of $49,811 and in accrued expenses and other current liabilities of $166,983. Deferred revenue decreased by $33,054. Deferred revenue arises where we charge customers annually in advance for maintenance and monitoring and recognize income over the period of the contract. The volume of these services was significantly lower in the nine months ended June 30, 2004 following the decision to discontinue our cheapest and low margin consumer vehicle-monitoring product.

          These items were offset by common stock issued for services of $732,331. These were primarily comprised of $160,000 of consulting, marketing and promotion agreements entered into by the Company which were paid by certain stockholders and a payment in shares valued at $547,000 for legal fees.

     o During the nine months ended June 30, 2003 the Company had net income of $373,543, it issued $237,939 of stock for services, incurred a loss on impairment of intangible assets of $198,166, a decrease in inventory of $58,445 and had an increase in accrued expense and other current liabilities of $139,327 offset by a gain on debt forgiveness of $1,814,094.

Net cash used in investing activities for the nine months ended June 30, 2004 was $4,512, for the purchase of property and equipment, compared to $10,093 for the nine months ended June 30, 2003 when funds were used to purchase property and equipment and intangible assets.

Net cash provided by financing activities for the nine months ended June 30, 2004 was $599,859 as compared to $816,599 for the nine months ended June 30, 2003.

     o Net cash provided by financing activities for the nine months ended June 30, 2004 comprised $540,302 of advances from affiliates, which are due on demand and $100,000 for the issuance of common stock. The Company has entered into a financing agreement with its bank to provide financing for 75% of eligible accounts receivable (see below). As a result of the decrease in accounts receivable, see above, Notes payable - bank decreased by $20,562.

     o Net cash provided by financing activities for the nine months ended June 30, 2003 primarily consisted of advances from affiliates, stockholders and directors of $199,842, proceeds from deposits for shares of common stock to be issued and the issuance of common stock of $380,883 and $226,094, respectively, and capital contributions of $74,156 offset by repayments of notes payable - other of $49,509.

In April 2003, Auto-Q Solutions Limited signed a financing agreement with its bank for a maximum (pound)250,000 line of credit (approximately $452,000 at June 30, 2004). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Auto-Q Solutions Limited pays interest at 2.5% above the base rate (7.0% at June 30, 2004). Borrowings under the line of credit are secured by a charge on all of the assets of Auto-Q Solutions Limited.

At June 30, 2004, Auto-Q Solutions Limited still owes (pound)109,000 (approximately $197,000) to the liquidator of Auto-Q International Limited. Auto-Q Solutions Limited pays interest at 4.0% above the base rate (8.5% at June 30, 2004) on the balance due. The liquidator also retains title in the assets transferred from Auto-Q International Limited until all payments are made.

At June 30, 2004 the Company has $1,269 of cash, working capital and stockholders' deficiencies each of $1,939,425 and for the nine months ended June 30, 2004 the Company had a net loss of $2,010,248. On July 30, 2004, the Company's board of directors determined that, in view of the Company's poor cash position and no immediate prospect of raising adequate financing to sustain operations, that the Company's wholly owned UK subsidiary, Solutions, would cease operations immediately and its assets voluntarily liquidated according to UK law. Given the decision to discontinue operations of Solutions, the Company plans to seek out a possible merger candidate. Until such time as such a candidate is located and a merger completed, the Company's consolidated group will not generate revenues.

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

None.

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

         31.1 and 31.2

                  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 and 32.2

                  Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K for the three months ended June 30, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 16, 2004                  AUTO-Q INTERNATIONAL, INC.




                                            By:  /s/  Tom Lam
                                               -------------------------------
                                                      Tom Lam, President and
                                                      Chief Executive Officer