Form 10KSB
period 2004-09-30
AUTO Q INTERNATIONAL INC
filed 2005-02-22
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004                    Commission File
                                                                Number 001-31263

                           AUTO-Q INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

    Delaware                                                    98-0349160

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                           9974 Huntington Park Drive
                            Strongsville, Ohio 44136
               (Address of principal executive offices) (Zip Code)
                     Issuer's telephone number: 440-759-7470

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 15, 2005 was approximately $314,546 based on 31,454,663 shares of common stock. The number of shares of Common Stock of the registrant outstanding on February 15, 2005 was 158,327,663.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Prior to July 30, 2004 Auto-Q International, Inc. (the "Company") developed, supplied and installed mobile data acquisition and vehicle tracking systems using global positioning systems and telematics technology through its wholly owned subsidiary Auto-Q Solutions Limited, Inc. On that date, the Company's Board of Directors decided that it was in the best interest of the shareholders to liquidate Auto-Q Solutions Limited, Inc. ("Solutions").

On August 6, 2004, the Board of Directors of Solutions authorized BWC Business Solutions, a licensed insolvency firm in the United Kingdom, to call meetings of members and creditors with a view to placing it into creditors voluntary liquidation. The required notices were sent out to creditors of Solutions on August 9, 2004. Such notices required that any creditors provide evidence of their debts on or before September 30, 2004.

On August 24, 2004, Solutions held a creditors meeting where formal resolutions were passed confirming the voluntary winding up of Solutions and appointing Gary
E. Blackburn and David L. Cockshott of BWC Business Solutions as joint liquidators. As a result of the dissolution and liquidation of the Company's only remaining operations, the Company operations are limited to maintaining its corporate and filing status with the State of Delaware and the Securities and Exchange Commission.

On October 20, 2004, Future Holdings Group Corp. acquired 126,692,000 shares of common stock of Auto-Q International, Inc. (the "Company") from Mr. Robert Manning, Tom Lam, Guy Wormington, Robert Anderson and Anthony Power (collectively, "Shares") pursuant to a stock purchase agreement whereby such sellers collectively received $310,000 for the Shares ("Stock Purchase Agreement"). Future Holdings Group Corp. is organized under the British Virgin Islands, with offices located at Akara Building - 24 Decastro Street, Wickham's Cay 1, Tortola, BVI. Alastair McRae is the sole officer, director and shareholder of Future Holdings Group Corp. The Shares equal 80.11 percent of the total number issued and outstanding. As a result of the sale, Future Holdings Group Corp. is the sole shareholder of the Company holding more than 5% of the outstanding shares.

Also on October 20, 2004, pursuant to the Stock Purchase Agreement, Messrs. Tom Lam and David Hope resigned from the Company's Board of Directors and in all officer capacities.

On November 24, 2004, Mr. Paul Spetch nominated Dr. David F. Hostelley to the Company's Board. Dr. Hostelley remains as the Company sole officer and director.

On December 1, 2004, the Company entered into an agreement with Entertainment Is Us, Inc. ("EIU"), to issue after the Company has completed a 200-1 reverse stock split, 100,000,000 shares of its common stock, in the aggregate, to: (i) the shareholders of EIU; (ii) Mr. Roger Charles Davis; and (iii) General Corporate Services S.A., in exchange for all of the issued and outstanding shares of EIU ("Exchange Agreement"). As a result, upon completion of the proposed exchange transaction EIU shall become wholly owned subsidiary of the Company.

About EIU
---------

EIU's sole asset is the 98.3% ownership of the Sunkyo Co. Ltd. ("Sunkyo") which owns and operates five Pachinko gaming establishments.

Sunkyo Co. Ltd.
---------------

Entertainment-is-us, is an entertainment company that operates Pachinko parlors in Japan through its subsidiary, Sunkyo Co. Ltd.. Pachinko, a kind of pinball games, is the biggest industry in the whole entertainment ones in Japan. Sunkyo's chairman is Noriyuki Kanayama

History of Sunkyo Co. Ltd.

The head office of Sunkyo is situated in the busy downtown street of Shizuoka city. Sunkyo was founded by Santoku Kanayama in 1949 when he opened a Pachinko parlor "Ginza Kaikan," and since then it has a long history over a half century. At first, the company was a private company owned by Kanayama family. In 1977, Sunkyo Co. Ltd. was founded and entered the real estate business formally. Sunkyo was consolidated with EIU through a reverse merger in February, 2004, and became a subsidiary of EIU.

The current situation of Sunkyo Co. Ltd.

Sunkyo owns five Pachinko parlors, and in addition, operates a real state business. The lands and building for the Pachinko parlors are all its properties. Noriyuki Kanayama of CEO succeeded the business from the founder, Santoku Kanayama and worked hard on the transparent accounting and managerial shakeup, and accomplished a profitable Pachinko Parlor operation. At the same time, he entered a real estate business seriously, and turned it into a highly profitable business.

In addition to Sunkyo, Kanayama family owns Ginza Kaikan, a private limited company, which operates four Pachinko parlors and a real estate business.

Corporate profile of Sunkyo Co. Ltd.

Head office: 2-8 Konya-cho, Shizuoka-shi, Shizuoka-ken
CEO: Noriyuki Kanayama
Shareholders:  Entertainment-is-us 98.3%
Ginza Kaikan  1.7%
Capital:  10 million Japanese Yen
Number of employees:  73
Founded:  June 1, 1977
Percentage of the sales in each business: Pachinko parlors 97%, Real estate 3%

Summary of the Pachinko parlors business

Kanayama family owns nine Pachinko parlors in total; five parlors operated by Sunkyo Co. Ltd. and four parlors operated by Ginza Kaikan. All parlors have same name, Ginza. They are situated in downtowns in Shizuoka city that is a key area of the city, and because of this strong defense policy they have prevented the emergence of other parlors. This is a Sunkyo's core competence.

The parlors have installed about 4,000 Pachinko machines in total; about 2,600 machines in the parlors operated by Sunkyo Co. Ltd., others in the parlors operated by Ginza Kaikan. For the type of machines, they install 65% of Pachinko machines and 35% of Pachi slot machines. Their business hour is from 9:00 to 22:30 and they operate 340 days in a year. Pachinko machines have been exchanged to 150% of the new machines every year. In Shizuoka prefecture, there are 52 Pachinko parlors, and Kanayama family takes up more than 20% share of sales figures in all of them.

Sunkyo's basic business policy is "we are deeply involved in our local community and create parlors loved by the local people". With this policy, Sunkyo emphasizes the services to its customers and training to its managers and staff for the management of the parlors. Sunkyo is aiming to communicate with its customers by offering personalized services to the customers and thoroughly seeking the customers' satisfactions.

To pursue this strategy, Sunkyo runs spot TV commercials, which cost about 100 million Japanese Yen a year, in the four local televisions. The TV commercials are run intensively at the end of the year, the beginning of the year, Golden Week holidays of May, and summer holidays. These efforts on advertisement play a important part in increasing the sales and profit figures of Sunkyo Co. Ltd.

Summary of the real estate business

Sunkyo Co. Ltd. owns the land and buildings of the Pachinko parlors, two commercial buildings, one building that holds 30 one-room condominiums and 15 parking lots in Shizuoka city.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      1) On November 24, 2004 the majority shareholder approved the election of Dr. David F. Hostelley to the Company's Board of Directors.

      2) On December 1, 2004, the majority shareholder approved the Exchange Agreement between the Company and EIU. The action was taken in lieu of a formal meeting.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUTQE. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period October 1, 2002 through February 15, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.


                                              High Close             Low Close

             2003

             First Quarter                        .55                  .12
             Second Quarter                       .19                  .02
             Third Quarter                        .13                  .02
             Fourth Quarter                       .35                  .09

             2004

             First Quarter                        .30                  .21
             Second Quarter                       .25                  .10
             Third Quarter                        .16                  .07
             Fourth Quarter                       .05                  .01

             2005

             First Quarter                        .01                  .005
             Second Quarter (through              .01                  .005
             February 15th)


(b) The approximate number of holders of the Common Stock of the Company as of February 15, 2005 was 106.

(c) No cash dividends were declared by the Company during the fiscal year ended September 30, 2004. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at September 30, 2004.

(e.) During the period ending September 30, 2004, the Company issued 100,250,000 shares of common to two (2) persons in satisfaction of loans made by such persons to the Company. Said shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and were thus exempt from registration.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Our accounting policies are more fully described in the consolidated financial statements, located in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission

Results of Operations - Years ended September 30, 2003 and 2002

Restructuring
-------------

On that date, the Company's Board of Directors decided that it was in the best interest of the shareholders to liquidate Auto-Q Solutions Limited, Inc. ("Solutions").

On July 30, 2004, the Company's board of directors decided to voluntarily liquidate the assets of Solutions, the only remaining operating entity. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, BWC business solutions of Leeds, United Kingdom, the Company has written-off the deficiency in Net Assets and recorded $337,893 as a gain on forgiveness of debt.

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

As a result of the foregoing factors, the Company discontinued its only operating activities in August 2004.

Gain On Debt Forgiveness
------------------------

The gain on debt forgiveness of $337,893 during the year ended September 30, 2004 occurred due to the liquidation of the Company's subsidiary, Auto-Q Solutions Limited. The total represents the excess of liabilities over the amount to be paid to the creditors of Auto-Q International Limited.

Net Loss
--------

Net loss for the year ended September 30, 2004 was $1,023,894, or $.01 per share, which compares with a net loss of $223,414, or $.01 per share in the year ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the years ended September 30, 2004 and 2003 was $(192,933) and $(53,631), respectively.

Net cash provided by financing activities for the year ended September 30, 2004 was $100,000 as compared to $375,539 for the year ended September 30, 2003. Net cash provided by (used in) discontinued operations for the years ended September 30, 2004 and 2003 was $92,158 and $(321,133), respectively.

At September 30, 2004, the Company had no cash. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company currently believes that the proposed merger with Entertainment Is Us, Inc. will, if completed, allow the Company to begin building a viable business with varied financing alternatives.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements became effective immediately.

ITEM 7. FINANCIAL STATEMENTS


                           AUTO-Q INTERNATIONAL, INC.
                           --------------------------
                           A Development Stage Company

                                      INDEX

                                                                    Page(s)

Independent Auditors' Report                                         F - 2
Financial Statements:

   Balance Sheet as of September 30, 2004                            F - 3

   Statements of Operations                                          F - 4

   Statement of Shareholders' Equity                                 F - 5

   Statements of Cash Flows                                          F - 6

Notes to Financial Statements                                        F - 7

                                De Joya & Company
                   Certified Public Accountants & Consultants
                          2425 W. Horizon Ridge Parkway
                             Henderson, Nevada 89052
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Auto-Q International, Inc.
Strongsville, Ohio

We have audited the accompanying balance sheet of Auto-Q International, Inc. as of September 30, 2004 and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto-Q International, Inc. as of September 30, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company
De Joya & Company
February 21, 2005
Las Vegas, Nevada

--------------------------------------------------------------------------------
               Telephone (702) 563-1600 o Facsimile (702) 920-8049

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2004

                                     ASSETS
                                     ------

Total assets                                                        $        --
                                                                    ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Total liabilities                                                   $        --


Shareholders' deficiency:
     Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding              --
     Common stock - $.001 par value: 200,000,000 shares
       authorized; 158,327,663 shares issued and outstanding            158,328
     Additional paid-in capital                                       3,167,959
     Accumulated deficit                                             (3,326,287)
                                                                    -----------
          Total shareholders' deficiency                                     --
                                                                    -----------

Total liabilities and shareholders' deficiency                      $        --
                                                                    ===========


                             See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss
                     Years ended September 30, 2004 and 2003

                                                                          2004              2003
                                                                      ------------      ------------
Revenue:
     Sales of equipment                                               $         --      $         --
     Service Income                                                             --                --
                                                                      ------------      ------------

          Total revenue                                                         --                --

Cost of goods sold                                                              --                --
                                                                      ------------      ------------

Gross Profit                                                                    --                --

Selling, general and administrative  expenses                            1,024,427           447,967
(Gain) on forgiveness of debt and sale of controlling interest            (337,893)          982,057
                                                                      ------------      ------------

Total                                                                      686,534         1,430,024
                                                                      ------------      ------------

Operating loss                                                            (686,534)       (1,430,024)

Interest expense                                                             9,553             5,760
                                                                      ------------      ------------

Loss from continuing operations before provision for income taxes         (696,087)       (1,435,784)

Provision for income taxes                                                      --                --
                                                                      ------------      ------------

Loss from continuing operations                                           (696,087)       (1,435,784)

Income (loss) from discontinued operations, net of taxes                  (327,807)        1,212,370
                                                                      ------------      ------------

Net loss                                                              $ (1,023,894)     $   (223,414)
                                                                      ============      ============

Earnings (loss) per common share - basic and diluted:

          Loss from continuing operations                             $      (0.01)     $      (0.01)
                                                                      ============      ============

          Income (loss) from discontinued operations                  $      (0.00)     $       0.03
                                                                      ============      ============

          Net loss                                                    $      (0.01)     $      (0.01)
                                                                      ============      ============

Weighted average number of shares outstanding                           68,360,555        42,133,106
                                                                      ============      ============

                              See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES

         Consolidated Statements of Changes in Shareholders' Deficiency
                     Years ended September 30, 2004 and 2003

                                                         Common Stock             Additional
                                                  ---------------------------       Paid-in       Accumulated     Shareholders'
                                                    Shares          Amount          Capital         Deficit        (Deficiency)
                                                  -----------     -----------     -----------     -----------      -----------
Balance, September 30, 2002                        37,414,160          37,414         355,096      (2,078,979)      (1,686,469)

Issuance of common shares for cash                  5,272,523           5,272         220,921              --          226,193

Issuance of common shares for services                490,000             490         114,990              --          115,480

Issuance of common shares in
  satisfaction of an account payable                5,000,000           5,000          95,000              --          100,000

Issuance of common shares in connection
  with the acquisition of AICS                        307,696             308          92,000              --           92,308

Capital contributions for payment of services              --              --         367,793              --          367,793

Capital contributions - cash                               --              --         149,346              --          149,346

Reversal of offering costs not paid                        --              --         115,605              --          115,605

Net loss                                                   --              --              --        (223,414)        (223,414)
                                                  -----------     -----------     -----------     -----------      -----------

Balance, September 30, 2003                        48,484,379          48,484       1,510,751      (2,302,393)        (743,158)

Issuance of common shares for cash                  5,000,000           5,000          95,000              --          100,000

Issuance of common shares for
  settlement of claims                                250,000             250          24,750              --           25,000

Issuance of common shares for services              3,711,302           3,712         703,619              --          707,331

Issuance of common shares for
  settlement of debts                             100,000,000         100,000         781,005              --          881,005

Issuance of common shares for services                200,000             200          11,981              --           12,181
                                                                                                                            --
Issuance of common shares for services                133,333             133           7,987              --            8,120
                                                                                                                            --
Issuance of common shares for services                548,649             549          32,866              --           33,415

Net loss                                                   --              --              --     $(1,023,894)      (1,023,894)
                                                  -----------     -----------     -----------     -----------      -----------

Balance, September 30, 2004                       158,327,663     $   158,328     $ 3,167,959     $(3,326,287)     $        --
                                                  ===========     ===========     ===========     ===========      ===========

                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years ended September 30, 2004 and 2003

                                                                   2004             2003
                                                               -----------      -----------
Cash flows from operating activities:

     Net loss                                                  $(1,023,894)     $  (223,414)
     Less: income (loss) from discontinued operations             (327,807)       1,212,370
                                                               -----------      -----------
            Loss from continuing operations                       (696,087)      (1,435,784)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Common stock issued for services                         761,047          115,480
          Capital contributions for payment of services                 --          367,793
          Gain on forgiveness of debt                             (337,893)         982,057
          Change in assets and liabilities:                             --
            Prepaid expenses and other current assets               80,000          (80,000)
            Accounts payable                                            --           56,878
            Accrued expenses and other current liabilities              --          (60,055)
                                                               -----------      -----------

               Net cash used in operating activities              (192,933)         (53,631)

Cash flows from financing activities:
     Proceeds from issuance of common stock                        100,000          226,193
     Capital contribution                                               --          149,346
                                                               -----------      -----------

               Net cash provided by financing activities           100,000          375,539
                                                               -----------      -----------

Net cash provided by (used in) discontinued operations              92,158         (321,133)

Net increase (decrease) in cash                                       (775)             775
Cash, beginning of year                                                775               --
                                                               -----------      -----------

Cash, end of year                                              $         0      $       775
                                                               ===========      ===========

                             See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Principles of Consolidation and Company History
--------------------------------------------------------

Auto-Q International, Inc. was incorporated in the State of Delaware on April 26, 2001 and acquired at that time, Auto-Q International Limited on April 27, 2001. The accompanying consolidated financial statements include the accounts of Auto-Q International, Inc. ("Auto-Q"), a U.S. holding company, and its wholly-owned subsidiaries, Auto-Q International Limited ("Auto-Q UK"), and Auto-Q Solutions Limited ("Solutions"), United Kingdom ("UK") companies (collectively, the "Company"). Auto-Q UK has a wholly owned subsidiary, Automotive Information Control Systems Limited ("AICS"), a UK company, which is inactive. Auto-Q UK and Solutions were engaged in the development, supply and installation of mobile data acquisition and vehicle tracking systems to corporate users throughout the United Kingdom. The Company operates as a single segment. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations - Liquidation of UK Subsidiaries

On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 of which $982,057 has been recorded as gain on sale and the remaining $811,943 has been included in income from discontinued operations during the year ended September 30, 2003.

On July 30, 2004, the Company's board of directors decided to voluntarily liquidate the assets of Solutions, the only remaining operating entity. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, BWC business solutions of Leeds, United Kingdom, the Company has written-off the deficiency in Net Assets and recorded $337,893 as a gain on forgiveness of debt and is included in the "Discontinued Operations".

As a result of the foregoing factors, the Company discontinued its only operating activities in August 2004. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company has reflected all activities related to Auto-Q Solutions as discontinued operations in the accompanying financial statements.

The following is a summary of activities from discontinued operations for the year ended September 30, 2004 and 2003:

                                                     2004             2003
                                                  -----------      -----------
Revenues                                          $   468,827      $   762,990
Expenses plus (gain) on forgiveness of debt           729,911         (449,380)
                                                  -----------      -----------
Income (loss) before provision for income taxes      (327,807)       1,212,370
Provision for income taxes                                 --               --
                                                  -----------      -----------

  Income (loss) from discontinued operations      $  (327,807)     $ 1,212,370
                                                  ===========      ===========

Share Exchange Agreement with Entertainment Is Us, Inc.

On November 30, 2004, the Company entered into a Share Exchange Agreement with Entertainment Is Us, Inc. whereby it would issue 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Entertainment Is Us, Inc. The 100,000,000 shares would be contingent upon after the Company completes a 200-to-1 reverse stock split of its common shares of which 94,500,000 shares shall be issued to the shareholders of Entertainment Is Us, Inc. and 5,500,000 shares shall be issued to General Corporate Services, S.A. pursuant to the terms of its consulting agreement with the Company. The Share Exchange Agreement requires, among other things, the Company to provide audited financial statements as of September 30, 2004 and completion of the 200-to-1 reverse stock split prior to the closing of this transaction. Accordingly, the Company has not completed the Share Exchange Agreement as of the date of this audit report however, believes it will do so in a timely manner.

Note 2 - Going Concern
----------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004 the Company has no assets and operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission. As discussed in Note 1, a Share Exchange Agreement was signed with Entertainment Is Us, Inc. and upon closing of that transaction the Company will again be an operating Company. Unless and until such transaction takes place, the Company has no operations. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

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

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, which require recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2004, management believes the fair value of all financial instruments approximated carrying value due to the short-term maturity of these instruments.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (i.e. change in interest rate) that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of this interpretation and there was no material impact on the Company's financial condition, results of operations or cash flows for the year ended September 30, 2004. Accordingly, the Company has no guarantees as defined by FIN 45.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Note 4 - Capital Stock Transactions
-----------------------------------

On December 22, 2003, the stockholders voted to amend Auto-Q's Certificate of Incorporation to increase the authorized common shares from 50,000,000 to 200,000,000 shares. The additional shares were made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

During the year ended September 30, 2003, the Company entered into various agreements for consulting, marketing and promotion services, which were paid by certain stockholders on behalf of the Company. The total contributions by these stockholders were $367,793, of which $287,793 was expensed during the year and included in selling, general and administrative expenses in the accompanying consolidated statement of operations and the remaining $80,000 was expensed in during the year ended September 30, 2004. The total was recorded as a capital contribution.

During the year ended September 30, 2003, a stockholder made at $149,346 capital contribution to the Company.

During the year ended September 30, 2004, the Company issued 5,000,000 common shares for cash totaling $100,000.

During the year ended September 30, 2004, the Company issued 100,250,000 common shares for settlement of $906,005 of debt.

During the year ended September 30, 2004, the Company issued 4,593,284 shares for services rendered to the Company totaling $761,047.

Note 5 - Income Taxes
---------------------

The Company did not record and current or deferred income tax provision of benefit for any periods presented due to net continuing losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of the uncertainty regarding its realizability.

Note 6 - Subsequent Events
--------------------------

On November 24, 2004, Dr. David F. Hostelley was appointed to the Board of Directors and subsequent to his appointment; Mr. Paul Spetch resigned from the Board of Directors as well as all other capacities. Dr. Hostelley is the sole remaining member of the Board and officer of Auto-Q International, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Through the June 30, 2004 reporting period, our accountants were Mahoney, Cohen & Company, CPA, P.C. independent certified public accountants. However, recently we changed accountants to De Joya & Company LLC also independent certified public accountants. At no time has there been any disagreement with either such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The sole officer and director conducted this evaluation by himself.

(i) Definition of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

The Company recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, our sole officer and director believes that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our sole officer and director has concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

Dr. Hostelley is the sole officer and director of the Company. The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:

         Name                               Age               Positions and Offices With The Company
         -------                            ---               --------------------------------------
         Dr. David F. Hostelley              65               President; Chief Financial Officer; Secretary
                                                              and Director


The following is a biographical summary of the directors and officers of the
Company:

DR. DAVID F. HOSTELLEY, has been President, Chief Financial Officer, Secretary and Director of the Company since November 24, 2004. Dr. Hostelley has over 35 years experience in financial management with expertise in mergers, acquisitions, and project management. He also has taught at the university level in all areas of accounting, finance, and management. His initial compensation for serving as the sole director and officer is $6,500 and 20,000 shares of common stock.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

As the Board of Directors only has one director and the Company one employee, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.


                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that all executive officer, director and greater than ten percent (10%) beneficial owners of the Company complied with the Section 16(a) filing requirements during and with respect to the fiscal year ended September 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION


The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the President of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended September 30, 2004.

The following table sets forth information concerning all remuneration paid by the Company as of September 30, 2004 to the Company's sole Director and Executive Officer:

Summary Compensation Table


                                                                    Long-Term
                                                               Compensation Awards

                                                                        Securities
                                                                        Underlying
                                                                        Options (#)     All Other
Name and Principal Position             Year      Salary      Bonus       /SARS        Compensation
Dr. David F. Hostelley                  2003      $0            0           0                0

                                        2004      $6,500        0           *                0

*Dr. Hostelley was granted 20,000 shares of common stock of the Company although such shares have not been issued by the Company as of the date of this report. Dr. Hostelley does not own any other securities of the Company.

Directors' Compensation

During the fiscal year ended September 30, 2004 no fees were paid to our Director.

Employment Contracts

The Company has no employment agreements with any party and Dr. Hostelley's employment is "at will" and may be terminated by the Company or Dr. Hostelley at any time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares issued by the Company) at February 15, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.

Title of Class            Name of Beneficial Owner          Shares of Common Stock              Percent of Class
Common                    Future Holdings Group Inc.                126,692,000                       80.2%

Common                    Dr. David F. Hostelley                         20,000                      .0001%

Directors and Officers
as a group                                                               20,000                      .0001%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number Exhibit Description

2.1 Exchange Agreement as found as Exhibit 99.01 to the Form 8-K filed on December 3, 2004 with the Securities and Exchange Commission, and incorporated herein by reference.

31.1  Certification of Principal Executive Officer

32.1  Certification of Principal Financial Officer

99.1  Consent from De Joya & Company LLC

(b) Reports on Form 8-K.

On August 9, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the liquidation of its wholly-owned subsidiary Auto-Q Solutions Ltd.

On October 25, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the change of control to Future Holdings Group Corp. and the resignation of certain directors.

On December 1, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the resignation of the appointment of one director and the resignation of another.

On December 3, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the entry into a material agreement with Entertainment Is Us, Inc.

On January 11, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission with respect to the change of independent public accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended September 30, 2004, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $20,000. We were billed approximately $7,500 for professional services rendered for the audit as of February 15, 2005 and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year September 30, 2004.

Tax Fees

For the Company's fiscal year ended September 30, 2004, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is approximately $3,000 to $5,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2004.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO-Q INTERNATIONAL, INC.

/s/ Dr. David F. Hostelley
--------------------------------
Name: Dr. David F. Hostelley
Title: President, Chief Financial Officer and Secretary
Date: February 16, 2005