Form 10QSB
period 2004-12-31
AUTO Q INTERNATIONAL INC
filed 2005-03-14
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                        Commission file number 0001-31263

                           Auto-Q International, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             98-034160
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           9974 Huntington Park Drive
                          Strongsville, Ohio 44136-2516
                    (Address of principal executive offices)

                                  440-759-7470
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on March 9, 2005 was 158,327,663.

ITEM 1 FINANCIAL STATEMENTS

Description                                                                 Page
                                                                             No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Unaudited)...............  F-1

Consolidated Statement of Operations (Unaudited)...........................  F-2

Consolidated Statements of Cash Flows (Unaudited) .........................  F-3

Notes to Consolidated Financial Statements (Unaudited).....................  F-4

ITEM 1. FINANCIAL STATEMENTS

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2004
                                   (Unaudited)

                                     ASSETS

Total assets                                                        $        --
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Total liabilities                                                   $        --


Shareholders' deficiency:
     Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding              --
     Common stock - $.001 par value: 200,000,000 shares
       authorized; 158,327,663 shares issued and outstanding            158,328
     Additional paid-in capital                                       3,167,959
     Accumulated deficit                                             (3,326,287)
                                                                    -----------
          Total shareholders' deficiency                                     --
                                                                    -----------

Total liabilities and shareholders' deficiency                      $        --
                                                                    ===========

                          See accompanying notes

                            AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Operations and Comprehensive Loss
                  Three months ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                    Three Months  Three Months
                                                                        Ended        Ended
                                                                    December 31,  December 31,
                                                                        2004         2003
                                                                    ------------  ------------
Revenue:
     Sales of equipment                                             $         --  $         --
     Service Income                                                           --            --
                                                                    ------------  ------------

          Total revenue                                                       --            --

Cost of goods sold                                                            --            --
                                                                    ------------  ------------

Gross Profit                                                                  --            --

Selling, general and administrative  expenses                                 --       647,041
(Gain) on forgiveness of debt and sale of controlling interest                --            --
                                                                    ------------  ------------

Total                                                                         --       647,041
                                                                    ------------  ------------

Operating loss                                                                --      (647,041)

Interest expense                                                              --         4,086
                                                                    ------------  ------------

Loss from continuing operations before provision for income taxes             --      (651,127)

Provision for income taxes                                                    --            --
                                                                    ------------  ------------

Loss from continuing operations                                               --      (651,127)

Income (loss) from discontinued operations, net of taxes                      --      (257,427)
                                                                    ------------  ------------

Net loss                                                            $         --  $   (908,554)
                                                                    ============  ============

Earnings (loss) per common share - basic and diluted:

          Loss from continuing operations                           $         --  $      (0.02)
                                                                    ============  ============

          Income (loss) from discontinued operations                $         --  $      (0.01)
                                                                    ============  ============

          Net loss                                                  $         --  $      (0.02)
                                                                    ============  ============

Weighted average number of shares outstanding                        158,327,663    49,413,727
                                                                    ============  ============

                              See accompanying notes

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Changes in Shareholders' Deficiency Three months ended December 31, 2004 and 2003
                                 (Unaudited)


                                                           Common Stock          Additional
                                                 -------------------------------   Paid-in       Accumulated      Shareholders'
                                                    Shares          Amount         Capital         Deficit        (Deficiency)
Balance, September 30, 2004                      158,327,663     $   158,328     $ 3,167,959     $(3,326,287)     $        --

Three Months Ended december 31, 2004 -
  No issuances                                            --              --              --              --               --

Net Income (Loss) for three months ended
  December 31, 2004                                                                                        --              --
                                                 ----------------------------------------------------------------------------

Balance, December 31, 2004                       158,327,663     $   158,328     $ 3,167,959     $(3,326,287)     $        --
                                                 ============================================================================


                           See accompanying notes.

                          AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Three months ended December 31, 2004 and 2003
                                  (Unaudited)

                                                                                      Three Months       Three Months
                                                                                         Ended              Ended
                                                                                      December 31,       December 31,
                                                                                         2004               2003
                                                                                       -----------       -----------
Cash flows from operating activities:
     Net loss                                                                          $        --       $  (651,127)
     Less: income (loss) from discontinued operations                                           --          (257,427)
                                                                                       -----------       -----------
            Loss from continuing operations                                                     --          (908,554)

     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for services                                                      --           480,000
          Capital contributions for payment of services                                         --           120,000
          Gain on forgiveness of debt                                                           --                --
          Change in assets and liabilities:                                                                       --
            Prepaid expenses and other current assets                                           --            (8,000)
            Accounts payable                                                                    --           (40,907)
            Accrued expenses and other current liabilities                                      --            24,000
                                                                                       -----------       -----------

               Net cash used in operating activities                                            --          (333,461)

Cash flows from financing activities:
     Proceeds from note payable - bank, net
     Proceeds from loans payable                                                                --           274,713
     Capital contribution                                                                       --                --
                                                                                       -----------       -----------

               Net cash provided by financing activities                                        --           274,713
                                                                                       -----------       -----------

Net cash provided by (used in) discontinued operations                                          --            58,242

Net increase (decrease) in cash                                                                 --              (506)
Cash, beginning of period                                                                       --               775
                                                                                       -----------       -----------

Cash, end of period                                                                    $        --       $       269
                                                                                      ============       ===========

                            See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Principles of Consolidation and Company History

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

The following is a summary of activities from discontinued operations for the three months ended December 31, 2004 and 2003:

                                                           2004          2003
                                                        ----------    ---------
      Revenues                                          $      -0-   $ 155,849
      Expenses                                                 -0-    (413,276)
                                                        ----------    ---------
      Income (loss) before provision for income taxes          -0-    (257,427)
      Provision for income taxes                               -0-          -0-
                                                        ----------    ---------

        Income (loss) from discontinued operations      $      -0-   $(257,427)
                                                        ==========   =========

Share Exchange Agreement with Entertainment Is Us, Inc.

On November 30, 2004, the Company entered into a Share Exchange Agreement with Entertainment Is Us, Inc. whereby it would issue 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Entertainment Is Us, Inc. The 100,000,000 shares would be contingent upon after the Company completes a 200-to-1 reverse stock split of its common shares of which 94,500,000 shares shall be issued to the shareholders of Entertainment Is Us, Inc. and 5,500,000 shares shall be issued to General Corporate Services, S.A. pursuant to the terms of its consulting agreement with the Company. The Share Exchange Agreement requires, among other things, the Company to provide audited financial statements as of September 30, 2004 and completion of the 200-to-1 reverse stock split prior to the closing of this transaction. Accordingly, the Company has not completed the Share Exchange Agreement as of the date of this report however. However, it believes it will do so in a timely manner.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company has no assets and operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission. As discussed in Note 1, a Share Exchange Agreement was signed with Entertainment Is Us, Inc. and upon closing of that transaction the Company will again be an operating company. Unless and until such transaction takes place, the Company has no operations. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On October 9, 2002, the Company's board of directors approved a stock dividend of the Company's common stock of three shares for every one share of its common stock outstanding and held of record on October 8, 2002. Accordingly, the accompanying consolidated financial statements give effect to the dividend for all periods presented.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004, management believes the fair value of all financial instruments approximated carrying value due to the short-term maturity of these instruments.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (i.e. change in interest rate) that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of this interpretation and there was no material impact on the Company's financial condition, results of operations or cash flows for the quarter ended December 31, 2004. Accordingly, the Company has no guarantees as defined by FIN 45.

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

Note 4 - Capital Stock Transactions

On December 22, 2003, the stockholders voted to amend the Company's Certificate of Incorporation to increase the authorized common shares from 50,000,000 to 200,000,000 shares. The additional shares were made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

Note 5 - Income Taxes

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations - Quarters ended December 31, 2004 and 2003

Restructuring

On July 30, 2004, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q Solutions Limited, Inc. ("Solutions"), the only remaining operating entity. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, BWC business solutions of Leeds, United Kingdom, the Company has written-off the deficiency in Net Assets and recorded $337,893 as a gain on forgiveness of debt.

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

Net Loss

Net loss for the quarter ended December 31, 2004 was $0, or $0.00 per share, which compares with a net loss of $908,554, or $.02 per share in the quarter ended December 31, 2003.

Liquidity and Capital Resources

Net cash used in operations for the quarters ended December 31, 2004 and 2003 was $0 and $(333,461), respectively.

Net cash provided by financing activities for the quarter ended December 31, 2004 was $0 as compared to $274,713 for the quarter ended December 31, 2003. Net cash provided by (used in) discontinued operations for the quarter ended December 31, 2004 and 2003 was $0 and $(58,242), respectively.

At December 31, 2004, the Company had no cash. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company currently believes that the proposed merger with Entertainment Is Us, Inc. will, if completed, allow the Company to begin building a viable business with varied financing alternatives.

Due to Company's limited activities during the quarter ending December 31, 2004 and its limited financial resources as of the filing date, the financial statements attached to this quarterly report, which are unaudited, were not reviewed by the Company's independent public accountants.

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


Item 3. Controls and Procedures.

            (a) Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

            (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            (c) Not applicable

                                     PART II
Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit 99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On October 25, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the change of control by the acquisition of approximately 80% of the outstanding common stock by Future

Holdings Group Corp. On December 1, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the departure of certain directors.

On December 3, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the entry into a definitive material agreement with Entertainment Is Us, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO-Q INTERNATIONAL, INC


/s/ Dr. David F. Hostelley
------------------------------------------
Name: Dr. David F. Hostelley
Title: President and Chairman of the Board
Date:  March 14, 2005