Form 10QSB/A
period 2004-12-31
AUTO Q INTERNATIONAL INC
filed 2005-03-28
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004
                        Commission file number 0001-31263

                           Auto-Q International, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                 98-034160
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           9974 Huntington Park Drive
                          Strongsville, Ohio 44136-2516
                    (Address of principal executive offices)

                                  440-759-7470
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on March 9, 2005 was 158,327,663.

ITEM 1. FINANCIAL STATEMENTS

Description                                                            Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Unaudited)..............F-1

Consolidated Statement of Operations (Unaudited)..........................F-2

Consolidated Statements of Cash Flows (Unaudited) ........................F-3

Notes to Consolidated Financial Statements (Unaudited)....................F-4

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

                                                                   Three Months     Three Months
                                                                      Ended           Ended
                                                                    December 31,    December 31,
                                                                       2004            2003
                                                                    -------------   -------------
Revenue:
     Sales of equipment                                             $          --   $          --
     Service Income                                                            --              --
                                                                    -------------   -------------

          Total revenue                                                        --              --

Cost of goods sold                                                             --              --
                                                                    -------------   -------------

Gross Profit                                                                   --              --

Selling, general and administrative  expenses                                  --         647,041
(Gain) on forgiveness of debt and sale of controlling interest                 --              --
                                                                    -------------   -------------

Total                                                                          --         647,041
                                                                    -------------   -------------

Operating loss                                                                 --        (647,041)

Interest expense                                                               --           4,086
                                                                    -------------   -------------

Loss from continuing operations before provision for income taxes              --        (651,127)

Provision for income taxes                                                     --              --
                                                                    -------------   -------------

Loss from continuing operations                                                --        (651,127)

Income (loss) from discontinued operations, net of taxes                       --        (257,427)
                                                                    -------------   -------------

Net loss                                                            $          --   $    (908,554)
                                                                    =============   =============

Earnings (loss) per common share - basic and diluted:

          Loss from continuing operations                           $          --   $       (0.02)
                                                                    =============   =============

          Income (loss) from discontinued operations                $          --   $       (0.01)
                                                                    =============   =============

          Net loss                                                  $          --   $       (0.02)
                                                                    =============   =============

Weighted average number of shares outstanding                         158,327,663      49,413,727
                                                                    =============   =============

                             See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
         Consolidated Statements of Changes in Shareholders' Deficiency
                  Three months ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                     Common Stock         Additional
                                                                     ------------          Paid-in    Accumulated    Shareholders'
                                                                Shares          Amount     Capital      Deficit      (Deficiency)
Balance, September 30, 2004                                  158,327,663   $   158,328   $ 3,167,959   $(3,326,287)   $        --

Three Months Ended december 31, 2004 - No issuances                   --            --            --            --             --

Net Income (Loss) for three months ended December 31, 2004            --            --
                                                             --------------------------------------------------------------------
Balance, December 31, 2004                                   158,327,663   $   158,328   $ 3,167,959   $(3,326,287)   $        --
                                                             ====================================================================

                             See accompanying notes.

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three months ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                   Three Months   Three Months
                                                                                      Ended          Ended
                                                                                   December 31,   December 31,
                                                                                       2004          2003
                                                                                   -----------   -----------
Cash flows from operating activities:
     Net loss                                                                      $        --   $  (651,127)
     Less: income (loss) from discontinued operations                                       --      (257,427)
                                                                                   -----------   -----------
            Loss from continuing operations                                                 --      (908,554)

     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for services                                                  --       480,000
          Capital contributions for payment of services                                     --       120,000
          Gain on forgiveness of debt                                                       --            --
          Change in assets and liabilities:                                                               --
            Prepaid expenses and other current assets                                       --        (8,000)
            Accounts payable                                                                --       (40,907)
            Accrued expenses and other current liabilities                                  --        24,000
                                                                                   -----------   -----------

               Net cash used in operating activities                                        --      (333,461)

Cash flows from financing activities:
     Proceeds from note payable - bank, net
     Proceeds from loans payable                                                            --       274,713
     Capital contribution                                                                   --            --
                                                                                   -----------   -----------

               Net cash provided by financing activities                                    --       274,713
                                                                                   -----------   -----------

Net cash provided by (used in) discontinued operations                                      --        58,242

Net increase (decrease) in cash                                                             --          (506)
Cash, beginning of period                                                                   --           775
                                                                                   -----------   -----------

Cash, end of period                                                                $        --   $       269
                                                                                   ===========   ===========

                             See accompanying notes

                           AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Principles of Consolidation and Company History

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2004 of Auto-Q International, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of Auto-Q International, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company currently believes that the proposed merger with Entertainment Is Us, Inc. will, if completed, allow the Company to begin building a viable business with varied financing alternatives. However, there are no assurances that the Company will be able to achieve these objectives and any prospective investor is cautioned in investing in the Company otherwise, doing so would be at their own risk.

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

AUTO-Q INTERNATIONAL, INC

 /s/ Dr. David F. Hostelley
-------------------------------
Name: Dr. David F. Hostelley
Title: President and Chairman of the Board
Date:  March 28, 2005