Form 10QSB
period 2005-03-31
AUTO Q INTERNATIONAL INC
filed 2005-05-20
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                        Commission file number 0001-31263
           Entertainment Is Us, Inc. f/k/a Auto-Q International, Inc.
        (Exact name of small business issuer as specified in its charter)

              Delaware                               98-034160
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                Identification No.)


                           9974 Huntington Park Drive
                          Strongsville, Ohio 44136-2516
                    (Address of principal executive offices)

                                  440-759-7470
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on May 19, 2005 was 158,327,663.

ITEM 1 FINANCIAL STATEMENTS


Description                                                                 Page
                                                                            No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2005 (Unaudited)...............    F-1

Consolidated Statement of Operations (Unaudited)........................    F-2

Consolidated Statements of Cash Flows (Unaudited) ......................    F-3

Notes to Consolidated Financial Statements (Unaudited)..................    F-4

ITEM 1. FINANCIAL STATEMENTS


                        Entertainment Is Us, Inc.
                      fka/AUTO-Q INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                        Consolidated Balance Sheet
                              March 31, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------


Total assets                                                        $        --
                                                                    -----------


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Accounts Payable                                                     2,500
                                                                    -----------

             Total current liabilities                                    2,500

Shareholders' deficiency:
     Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding              --
     Common stock - $.001 par value: 200,000,000 shares
       authorized; 158,327,663 shares issued and outstanding            158,328
     Additional paid-in capital                                       3,229,015
     Accumulated deficit                                             (3,389,843)
          Total shareholders' deficiency                                 (2,500)

Total liabilities and shareholders' deficiency                      $        --
                                                                    ===========

                             See accompanying notes

                            Entertainment Is Us, Inc.
                         fka/AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                    Three Months     Three Months    Six Months      Six Months
                                                                       Ended            Ended           Ended           Ended
                                                                      March 31,       March 31,       March 31,       March 31,
                                                                        2005            2004            2005            2004
                                                                        ----            ----            ----            ----
Revenue:
     Sales of equipment                                             $         --      $       --      $       --      $       --
     Service Income                                                           --              --              --              --
                                                                    ------------    ------------    ------------    ------------

          Total revenue                                                       --              --              --              --

Cost of goods sold                                                            --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Gross Profit                                                                  --              --              --              --

Selling, general and administrative  expenses                             63,556         205,635          63,556         852,676
(Gain) on forgiveness of debt and sale of controlling interest                --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Total                                                                     63,556         205,635          63,556         852,676
                                                                    ------------    ------------    ------------    ------------

Operating loss                                                           (63,556)       (205,635)        (63,556)       (852,676)

Interest expense                                                              --           2,220              --           6,306
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations before provision for income taxes        (63,556)       (207,855)        (63,556)       (858,982)

Provision for income taxes                                                    --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                                          (63,556)       (207,855)        (63,556)       (858,982)

Income (loss) from discontinued operations, net of taxes                      --        (280,280)             --        (507,707)
                                                                    ------------    ------------    ------------    ------------

Net loss                                                            $    (63,556)   $   (488,135)   $    (63,556)   $ (1,366,689)
                                                                    ============    ============    ============    ============

Earnings (loss) per common share - basic and diluted:

          Loss from continuing operations                           $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)
                                                                    ============    ============    ============    ============

          Income (loss) from discontinued operations                $         --    $      (0.01)   $         --    $      (0.01)
                                                                    ============    ============    ============    ============

          Net loss                                                  $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                                    ============    ============    ============    ============

Weighted average number of shares outstanding                        158,327,663      50,354,401     158,327,663      49,881,494
                                                                    ============    ============    ============    ============

                              See accompanying notes

                            Entertainment Is Us, Inc.
                         fka/AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Six months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                           Six Months       Six Months
                                                                             Ended           Ended
                                                                            March 31,       March 31,
                                                                             2005            2004
                                                                             ----            ----
Cash flows from operating activities:
     Net loss                                                            $   (63,556)   $  (858,982)
     Less: income (loss) from discontinued operations                             --       (507,707)
                                                                         -----------    -----------
            Loss from continuing operations                                  (63,556)    (1,366,689)

     Adjustments to reconcile net  loss to net cash
       used in operating activities:
          Common stock issued for services                                        --          3,256
          Capital contributions for payment of services                           --        701,939
          Gain on forgiveness of debt                                             --           --
          Change in assets and liabilities:                                       --
            Prepaid expenses and other current assets                             --         80,000
            Accounts payable                                                   2,500          553
            Accrued expenses and other current liabilities                        --         16,959
                                                                         -----------    -----------

               Net cash used in operating activities                         (61,056)      (563,982)

Cash flows from financing activities:
     Proceeds from note payable - bank, net
     Proceeds from loans payable                                             371,977
     Capital contribution                                                     61,056             --
                                                                                        -----------

               Net cash provided by financing activities                      61,056        371,977
                                                                         -----------    -----------

Net cash provided by (used in) discontinued operations                            --        192,876

Net increase (decrease) in cash                                                   --            871
Cash, beginning of period                                                         --            775
                                                                         -----------    -----------

Cash, end of period                                                      $        --    $     1,646
                                                                         ===========    ===========

                             See accompanying notes

                            ENTERTAINMENT IS US, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Principles of Consolidation and Company History
--------------------------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2004 and the Form 10-QSB for the period ended December 31, 2004 of Entertainment Is Us, Inc. f/k/a Auto-Q International, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Discontinued Operations - Liquidation of UK Subsidiaries

On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q International Limited ("Auto-Q UK"). The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Auto-Q Solutions Limited, Inc. ("Solutions") and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 of which $982,057 has been recorded as gain on sale and the remaining $811,943 has been included in income from discontinued operations during the year ended September 30, 2003.

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

The following is a summary of activities from discontinued operations for the three months and six months ended March 31, 2005 and 2004:


                                                    Three months ended   Six months ended
                                                       March 31,             March 31,
                                                       ---------             ---------
                                                   2005      2004        2005        2004
                                                   ----      ----        ----        ----
Revenues                                          $- 0 -   $ 205,338    $ - 0 -   $ 361,187
Expenses                                          - 0 -     (693,473)   - 0 -       868,894
                                                  ------   ---------    -------   ---------
Income (loss) before provision for income taxes   - 0 -     (488,135)   - 0 -      (507,707)
Provision for income taxes                        - 0 -        - 0 -    - 0 -         - 0 -
                                                  ------   ---------    -------   ---------


Income (loss) from discontinued operations        $- 0 -   $(488,135)   $ - 0 -   $(507,707)
                                                  ======   =================================

Share Exchange Agreement with Entertainment Is Us, Inc.

On November 30, 2004, the Company entered into a Share Exchange Agreement with Entertainment Is Us, Inc. ("EIS") whereby it would issue 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Entertainment Is Us, Inc. The 100,000,000 shares would be contingent upon the Company completing a 200-to-1 reverse stock split of its common shares of which 94,500,000 shares shall be issued to the shareholders of Entertainment Is Us, Inc. and 5,500,000 shares shall be issued to General Corporate Services, S.A. pursuant to the terms of its consulting agreement with the Company. The Share Exchange Agreement requires, among other things, the Company to provide audited financial statements as of September 30, 2004 and completion of the 200-to-1 reverse stock split prior to the closing of this transaction. On May 2, 2005, the Company changed its name to Entertainment Is Us, Inc., its trading symbol to EIUS and completed the aforementioned reverse stock split. We anticipate closing the share exchange transaction with EIS during the quarter ending June 30th.

Note 2 - Going Concern
----------------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company has no assets and operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission. As discussed in Note 1, a Share Exchange Agreement was signed with Entertainment Is Us, Inc. and upon closing of that transaction the Company will again be an operating company. Unless and until such transaction takes place, the Company has no operations. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------------

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

Results of Operations - Quarters ended March 31, 2005 and 2004

Restructuring
-------------

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

During the quarter ended March 31, 2003, the Board of Directors of the Company's subsidiary, Auto-Q International Limited, determined that its liquidity was insufficient and that it might not be able to continue as a going concern. As a result, the Board of Auto-Q International Limited decided that it would be in the best interests of the creditors and shareholders of Auto-Q International Limited to reorganize by liquidating Auto-Q International Limited and selling its assets to Auto-Q Solutions Limited, which is a wholly owned subsidiary of the Company. Under United Kingdom law, this reorganization had the effect of discharging all of the debts of Auto-Q International Limited while maintaining the operations of the business through a new subsidiary of the Company. This reorganization was approved by the creditors of Auto-Q International Limited on March 31, 2003.

As a result of the foregoing factors, the Company discontinued its only operating activities in August 2004.

Net Loss
--------

Net loss for the quarter ended March 31, 2005 was $63,556, or $0.00 per share, which compares with a net loss of $488,135, or $.01 per share in the quarter ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------

Net cash used in operations for the quarters ended March 31, 2005 and 2004 was $61,056 and $(858,982), respectively.

Net cash provided by financing activities for the quarter ended March 31, 2005 was $61,056 as compared to $371,977 for the quarter ended March 31, 2004. Net cash provided by (used in) discontinued operations for the quarter ended March 31, 2005 and 2004 was $0 and $(507,707), respectively.

At March 31, 2005, the Company had no cash. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company currently believes that the proposed merger with EIS will, if completed, allow the Company to begin building a viable business with varied financing alternatives. However, there are no assurances that the Company will be able to achieve these objectives and any prospective investor is cautioned in investing in the Company otherwise, doing so would be at their own risk.

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

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 31.1 Certification of President and Principal Financial Officer

Exhibit  32.1 Certification of President and Principal Financial Officer

b. Reports on Form 8-K
On January 11, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the change of independent auditors.


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT IS US, INC.


/s/ Dr. David F. Hostelley
-------------------------------
Name:  Dr. David F. Hostelley
Title: President and Chairman of the Board
Date:  May 19, 2005