Form 10QSB
period 2005-06-30
AUTO Q INTERNATIONAL INC
filed 2005-08-22
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 8, 2005, 2005 was 6,291,719.

ITEM 1 FINANCIAL STATEMENTS

Description                                                             Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2005 (Unaudited).................... F-1

Consolidated Statement of Operations (Unaudited)............................ F-2

Consolidated Statements of Cash Flows (Unaudited) .......................... F-3

Notes to Consolidated Financial Statements (Unaudited)...................... F-4

ITEM 1. FINANCIAL STATEMENTS


                            Entertainment Is Us, Inc.
                         fka/AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

                                                                   ------------
Total assets                                                       $         --
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
    Accounts Payable                                                     11,067
    Miscellaneous Other Payables                                          2,500
                                                                   ------------

        Total current liabilities                                        13,567

Shareholders' deficiency:
    Preferred stock - $.001 par value:
      1,000,000 shares authorized, none issued and outstanding               --
    Common stock - $.001 par value: 200,000,000 shares
      authorized; 6,291,719 shares issued and outstanding                 6,292
    Additional paid-in capital                                       15,908,495
    Prepaid consulting fee paid with common stock                   (12,512,500)
    Accumulated deficit                                              (3,415,854)
                                                                   ------------
        Total shareholders' deficiency                                  (13,567)
                                                                   ------------

Total liabilities and shareholders' deficiency                               --
                                                                   ============

                             See accompanying notes

                            Entertainment Is Us, Inc.
                         fka/AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                  Three Months  Three Months    Nine Months    Nine Months
                                                      Ended         Ended          Ended          Ended
                                                     June 30,      June 30,       June 30,       June 30,
                                                      2005          2004           2005           2004
                                                   -----------   -----------    -----------    -----------
Revenue:
    Sales of equipment                             $        --   $        --    $        --    $        --
    Service Income                                          --            --             --             --
                                                   -----------   -----------    -----------    -----------

        Total revenue                                       --            --             --             --

Cost of goods sold                                          --            --             --             --
                                                   -----------   -----------    -----------    -----------

Gross Profit                                                --            --             --             --

Selling, general and administrative  expenses           26,011       205,635         89,567        950,951
(Gain) on forgiveness of debt and sale of
  controlling interest                                      --            --             --             --
                                                   -----------   -----------    -----------    -----------

Total                                                   26,011       205,635         89,567        950,951
                                                   -----------   -----------    -----------    -----------

Operating loss                                         (26,011)     (205,635)       (89,567)      (950,951)

Interest expense                                            --         2,220             --          9,553
                                                   -----------   -----------    -----------    -----------

Loss from continuing operations before
  provision for income taxes                           (26,011)     (207,855)       (89,567)      (960,504)

Provision for income taxes                                  --            --             --             --
                                                   -----------   -----------    -----------    -----------

Loss from continuing operations                        (26,011)     (207,855)       (89,567)      (960,504)

Income (loss) from discontinued operations,
  net of taxes                                              --      (280,280)            --       (797,406)
                                                   -----------   -----------    -----------    -----------

Net loss                                           $   (26,011)  $  (488,135)   $   (89,567)   $(1,757,910)
                                                   ===========   ===========    ===========    ===========

Earnings (loss) per common share -
  basic and diluted:

        Loss from continuing operations                  (0.02)  $     (0.83)   $     (0.07)   $     (3.85)
                                                   ===========   ===========    ===========    ===========

        Income (loss) from discontinued operations          --   $     (1.11)   $        --    $     (3.20)
                                                   ===========   ===========    ===========    ===========

        Net loss                                         (0.02)  $     (1.94)   $     (0.07)   $     (7.05)
                                                   ===========   ===========    ===========    ===========

Weighted average number of shares outstanding        1,255,089       251,772      1,255,089        249,407
                                                   ===========   ===========    ===========    ===========

                             See accompanying notes

                            Entertainment Is Us, Inc.
                         fka/AUTO-Q INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Nine months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                            Nine Months     Nine Months
                                                               Ended           Ended
                                                              June 30,        June 30,
                                                               2005            2004
                                                           ------------    ------------
Cash flows from operating activities:
    Net loss                                               $    (89,567)   $   (960,504)
    Less: income (loss) from discontinued operations                 --        (797,406)
                                                           ------------    ------------
        Loss from continuing operations                         (89,567)     (1,757,910)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Common stock issued for services                             --           3,961
        Capital contributions for payment of services                --         728,369
        Gain on forgiveness of debt                                  --              --
        Change in assets and liabilities:                            --              --
          Prepaid expenses and other current assets:                 --          80,000
          Accounts payable                                       11,067         (11,981)
          Accrued expenses and other current liabilities          2,500          20,199
                                                           ------------    ------------

              Net cash used in operating activities             (76,000)       (937,362)

Cash flows from financing activities:
    Proceeds from note payable - bank, net
    Proceeds from loans payable                                      --         411,977
    Issuance of common stock                                         --         100,000
    Capital contribution                                         76,000              --
                                                           ------------    ------------

              Net cash provided by financing activities          76,000         511,977
                                                           ------------    ------------

Net cash provided by (used in) discontinued operations               --         425,689

Net increase (decrease) in cash                                      --             304
Cash, beginning of period                                            --             775
                                                           ------------    ------------

Cash, end of period                                        $         --    $      1,079
                                                           ============    ============

                             See accompanying notes

                            ENTERTAINMENT IS US, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Principles of Consolidation and Company History

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2004 and the Form 10-QSB for the period ended March 31, 2005 of Entertainment Is Us, Inc. f/k/a Auto-Q International, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Discontinued Operations - Liquidation of UK Subsidiaries

On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q UK. The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on June 30, 2003. It was agreed that Auto-Q UK would transfer its assets to Solutions and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 of which $982,057 has been recorded as gain on sale and the remaining $811,943 has been included in income from discontinued operations during the year ended September 30, 2003.

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

The following is a summary of activities from discontinued operations for the three months and nine months ended June 30, 2005 and 2004:

                                                      Three months ended June 30,          Nine months ended June 30,
                                                       2005               2004               2005              2004
                                                  ---------------   ---------------    ---------------   ---------------
Revenues                                          $           -0-   $       100,188    $           -0-   $       461,375
Expenses                                                      -0-          (491,409)               -0-         1,258,781
                                                  ---------------   ---------------    ---------------   ---------------
Income (loss) before provision for income taxes               -0-          (391,221)               -0-          (797,406)
Provision for income taxes                                    -0-               -0-                -0-               -0-
                                                  ---------------   ---------------    ---------------   ---------------

Income (loss) from discontinued operations        $           -0-   $      (391,221)   $           -0-   $      (507,707)
                                                  ===============   ===============    ===============   ===============

Share Exchange Agreement with Entertainment Is Us, Inc.

On November 30, 2004, the Company entered into a Share Exchange Agreement with Entertainment Is Us, Inc. ("EIS") whereby it would issue 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Entertainment Is Us, Inc. The 100,000,000 shares would be contingent upon after the Company completes a 200-to-1 reverse stock split of its common shares of which 94,500,000 shares shall be issued to the shareholders of Entertainment Is Us, Inc. and 5,500,000 shares shall be issued to General Corporate Services, S.A. pursuant to the terms of its consulting agreement with the Company. The Share Exchange Agreement requires, among other things, the Company to provide audited financial statements as of September 30, 2004 and completion of the 200-to-1 reverse stock split prior to the closing of this transaction. On May 2, 2005, the Company changed its name to Entertainment Is Us, Inc., its trading symbol to EIUS and completed the aforementioned reverse stock split which has been applied on a retroactive basis to the accompanying financial statements. We anticipate closing the share exchange transaction with EIS during the quarter ending September 30th.

On June 7, 2005 the 5,500,000 shares were issued pursuant to the consulting agreement.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company has no assets and operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission. As discussed in Note 1, a Share Exchange Agreement was signed with Entertainment Is Us, Inc. and upon closing of that transaction the Company will again be an operating company. Unless and until such transaction takes place, the Company has no operations. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On May 2, 2005, the Company changed its name to Entertainment Is Us, Inc., its trading symbol to EIUS and completed the 200-to-1 reverse stock split. Accordingly, the accompanying consolidated financial statements give effect to the reverse stock split for all periods presented.

Prepaid Consulting Fee paid with Common Stock

Prepaid consulting services of $12,512,500 consists of the 5,500,000 shares issued at $2.275 per share, pursuant to the consulting agreement and represents the estimated value of those shares at the date of issuance on June 7, 2005 at a 35% discount do to the lack of liquidity and trading volume of the company's shares. The company upon closing the share exchange transaction will expense the prepaid amount. The company expects to close this transaction before September 30, 2005.

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

Results of Operations - Quarters ended June 30, 2005 and 2004

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

During the quarter ended June 30, 2003, the Board of Directors of the Company's subsidiary, Auto-Q International Limited, determined that its liquidity was insufficient and that it might not be able to continue as a going concern. As a result, the Board of Auto-Q International Limited decided that it would be in the best interests of the creditors and shareholders of Auto-Q International Limited to reorganize by liquidating Auto-Q International Limited and selling its assets to Auto-Q Solutions Limited, which is a wholly owned subsidiary of the Company. Under United Kingdom law, this reorganization had the effect of discharging all of the debts of Auto-Q International Limited while maintaining the operations of the business through a new subsidiary of the Company. This reorganization was approved by the creditors of Auto-Q International Limited on June 30, 2003.

As a result of the foregoing factors, the Company discontinued its only operating activities in August 2004.

Net Loss

Net loss for the quarter ended June 30, 2005 was $26,011, or $0.02 per share, which compares with a net loss of $488,135, or $1.94 per share in the quarter ended June 30, 2004.

Net loss for the nine months ended June 30, 2005 was $89,567, or $0.07 per share, which compares with a net loss of $1,757,910, or $7.05 per share for the nine months ended June 30, 2004.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended June 30, 2005 and 2004 was $76,000 and $(937,362), respectively.

Net cash provided by financing activities for the nine months ended June 30, 2005 was $76,000 as compared to $511,977 for the nine months ended June 30, 2004. Net cash provided by (used in) discontinued operations for the nine months ended June 30, 2005 and 2004 was $0 and $425,689, respectively.

At June 30, 2005, the Company had no cash. The company had $12,512,500 in prepaid expenses resulting from the issuance of 5,500,000 shares of restricted common stock pursuant to the share exchange agreement. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

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

ENTERTAINMENT IS US, INC.


/s/ Dr. David F. Hostelley
------------------------------------------
Name:  Dr. David F. Hostelley
Title: President and Chairman of the Board
Date:  August 15, 2005