Form 10KSB
period 2005-09-30
Entertainment Is Us, Inc.
filed 2006-01-13
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

     [_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
                        COMMISSION FILE NUMBER: 001-31263

                            ENTERTAINMENT IS US, INC.
                 (Name of small business issuer in its charter)



    Delaware                                                    98-0349160
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                      11555 Heron Bay Boulevard, Suite 200
                             Coral Springs, FL 33076
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (954) 603-0494

                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[ ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 9, 2006 was approximately $218,414,522.95.

As of January 9, 2006, the issuer had 106,311,719 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.   Description of Business........................................... 2
Item 2.   Description of Property........................................... 3
Item 3.   Legal Proceedings................................................. 3
Item 4.   Submission of Matters to a Vote of Security Holders............... 3

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......... 3
Item 6.   Management's Discussion and Analysis or Plan of Operation......... 4
Item 7.   Financial Statements.............................................. 5
Item 8.   Changes In and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................... 6
Item 8A.  Controls and Procedures........................................... 6
Item 8B.  Other Information.................................................

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act............ 7
Item 10.  Executive Compensation............................................ 8
Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 8
Item 12.  Certain Relationship and Related Transactions..................... 9
Item 13.  Exhibits.......................................................... 9
Item 14.  Principal Accountant Fees and Services............................10

SIGNATURES..................................................................11


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Prior to July 30, 2004, Auto-Q International, Inc. ("Auto-Q" or "the Company") developed, supplied and installed mobile data acquisition and vehicle tracking systems using global positioning systems and telematics technology.

On February 13, 2003, auto-Q's board of directors decided to voluntarily liquidate the assets of Auto-Q International Limited, a United Kingdom Company ("Auto-Q UK"). The board appointed liquidators on March 13, 2003 who were ratified at a subsequent meeting of the creditors. It was agreed that Auto-Q UK would transfer its assets to a subsidiary called Auto-Q Solutions Limited, a United Kingdom Company ("Solutions") and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000.

On July 30, 2004, the Auto-Q's Board of Directors decided that it was in the best interest of the shareholders to liquidate Solutions . As a result, the Auto-Q discontinued its only operating activities in August 2004.


On December 1, 2004, Auto-Q entered into a Share Exchange Agreement (the "Exchange Agreement") with Entertainment Is Us, Inc. ("EIU"), a privately-held Nevada corporation, to issue, after the Company has completed a 200-1 reverse stock split, 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of EIU. As a result, upon completion of the proposed exchange transaction, EIU would become a wholly owned subsidiary of Auto-Q.

On May 2, 2005, Auto-Q changed its name to Entertainment Is Us, Inc., its trading symbol to EIUS and completed the aforementioned reverse stock split which has been applied on a retroactive basis to the accompanying financial statements.

As of September 30, 2005, the Company had no operations.

On October 12, 2005, the Company completed the acquisition of EIU pursuant to the Exchange Agreement originally entered into on December 1, 2004. Pursuant to the Exchange Agreement, the Company acquired all of the outstanding equity stock of EIU from the EIU Shareholders. As consideration for the acquisition of EIU, the Company issued an aggregate of 100,000,000 shares of its common stock. The acquisition was completed following the satisfaction of the conditions to closing, including the completion of a 200-1 reverse stock split and delivery of the audited and unaudited financial statements of EIU. As a result of the completion of the acquisition, EIU has become a wholly-owned subsidiary of the Company. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. As a result of the completion of the acquisition, the Company's primary business is operating Pachinko parlors in Japan through its subsidiary, Sunkyo Corporation ("Sunkyo"), which is the Company's sole asset.

ITEM 2. DESCRIPTION OF PROPERTY

As a result of the completion of the acquisition of Entertainment Is Us on October 12, 2005, the Company, through its Sunkyo subsidiary, owns the land and buildings of five Pachinko parlors, two commercial buildings, one building that holds 30 one-room condominiums and 15 parking lots in Shizuoka city. Sunkyo's head office is located in downtown Shizuoka city, Japan, at the following address: 2-8 Konya-cho, Shizuoka-shi, Shizuoka-ken.

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

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol EIUS. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period September 30, 2003 through September 30, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.


                                         High Close         Low Close
                                         ----------         ---------
        2004 Fiscal Year

        First Quarter                       $66.00             $36.00
        Second Quarter                      $44.00              $26.0
        Third Quarter                       $30.00              $10.6
        Fourth Quarter                       $10.6              $  .8

        2005 Fiscal Year

        First Quarter                        $3.4                $1.2
        Second Quarter                        3.6                 1.3
        Third Quarter                         3.6                1.26
        Fourth Quarter                       3.55                3.25


(b) The approximate number of holders of the Common Stock of the Company as of January 9, 2006 was 447.

(c) No cash dividends were declared by the Company during the fiscal year ended September 30, 2005. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares were available for issuance under any equity compensation plan at September 30, 2005.

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

Our accounting policies are more fully described in the consolidated financial statements, located in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission

Results of Operations - Year ended September 30, 2005

Restructuring

The Company discontinued its only operating activities in August 2004.

Gain On Debt Forgiveness

Net Loss

Net loss for the year ended September 30, 2005 was $107,070, or $.04 per share, which compares with a net loss of $1,023,894, or $.01 per share in the year ended September 30, 2004.

Liquidity and Capital Resources

Net cash used in operations for the years ended September 30, 2005 and 2004 was $$(98,427) and $(192,933), respectively.

Net cash provided by financing activities for the year ended September 30, 2004 was $(98,427) as compared to $100,000 for the year ended September 30, 2004. Net cash provided by (used in) discontinued operations for the years ended September 30, 2005 and 2004 was $0 and $92,158, respectively.

At September 30, 2005, the Company had no cash. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance the Company's products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

The Company currently believes that the merger with Entertainment Is Us, Inc. will allow the Company to begin building a viable business with varied financing alternatives.

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

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX



                                                               Page(s)

        Independent Auditors' Report                        F - 2 - F - 3
        Financial Statements:

          Balance Sheet as of September 30, 2005                F - 4

          Statements of Operations                              F - 5

          Statement of Shareholders' Equity                     F - 6

          Statements of Cash Flows                              F - 7

        Notes to Financial Statements                           F - 8

                               George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Entertainment Is Us, Inc.
Fka Auto-Q International, Inc.
Strongsville, OH

I have audited the accompanying balance sheet of Entertainment Is Us, Inc. as of September 30, 2005, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The financial statements of the Company for the year ended September 30, 2004 were audited by other auditors whose report (attached) dated February 21, 2005 expressed an unqualified opinion on those statements with an explanation paragraph discussing the going concern.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Is Us, Inc. as of September 30, 2005 and the results of its operations, shareholders' deficit and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Brenner, CPA
------------------------
George Brenner, CPA
Los Angeles, California
January 12, 2006

                                De Joya & Company
                   Certified Public Accountants & Consultants
                          2425 W. Horizon Ridge Parkway
                             Henderson, Nevada 89052

--------------------------------------------------------------------------------

               Telephone (702) 563-1600  Facsimile (702) 920-8049





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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ De Joya & Company
---------------------
De Joya & Company
February 21, 2005
Las Vegas, Nevada

                        Entertainment Is Us, Inc.
                   formerly AUTO-Q INTERNATIONAL, INC.
                              Balance Sheet
                            September 30, 2005




                                  ASSETS

Total assets                                                                     $              -
                                                                                 =================


                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
      Accounts Payable                                                                     13,643
                                                                                 -----------------

                    Total current liabilities                                              13,643

Shareholders' deficiency:
     Preferred stock - $.001 par value:
       1,000,000 shares authorized, none issued and outstanding                                 -
     Common stock - $.001 par value: 200,000,000 shares
       authorized; 6,291,719 shares issued and outstanding                                  6,292
     Additional paid-in capital                                                         3,418,422
     Accumulated deficit                                                               (3,438,357)
                                                                                 -----------------
          Total shareholders' deficiency                                                  (13,643)
                                                                                 -----------------

Total liabilities and shareholders' deficiency                                   $              -
                                                                                 =================


                             See accompanying notes

                  Entertainment Is Us, Inc.
             formerly AUTO-Q INTERNATIONAL, INC.
                  Statements of Operations
       For the years ended September 30, 2005 and 2004



                                                               For the Year    For the Year
                                                               Ended           Ended
                                                               September 30,   September 30,
                                                               2005            2004
                                                              -------------- ---------------

Revenue:
     Sales of equipment                                       $           -  $            -
     Service Income                                                       -               -
                                                              -------------- ---------------

          Total revenue                                                   -               -

Cost of goods sold                                                        -               -
                                                              -------------- ---------------

Gross Profit                                                              -               -

Selling, general and administrative  expenses                       112,070       1,024,427
(Gain) on forgiveness of debt and sale of controlling interest            -        (337,893)
                                                              -------------- ---------------

Total                                                               112,070         686,534
                                                              -------------- ---------------

Operating loss                                                     (112,070)       (686,534)

Interest expense                                                          -           9,553
                                                              -------------- ---------------

Loss from continuing operations before
  provision for income taxes                                       (112,070)       (696,087)

Provision for income taxes                                                -               -
                                                              -------------- ---------------

Loss from continuing operations                                    (112,070)       (696,087)

Income (loss) from discontinued operations, net of taxes                  -        (327,807)
                                                              -------------- ---------------

Net loss                                                      $    (112,070) $   (1,023,894)
                                                              ============== ===============

Earnings (loss) per common share - basic and diluted:

          Loss from continuing operations                     $       (0.04) $        (2.04)
                                                              ============== ===============

          Income (loss) from discontinued operations          $           -  $        (0.96)
                                                              ============== ===============

          Net loss                                            $       (0.04) $        (3.00)
                                                              ============== ===============

Weighted average number of shares outstanding                     2,524,596         341,803
                                                              ============== ===============


                   See accompanying notes

                   Entertainment Is Us, Inc.
              formerly AUTO-Q INTERNATIONAL, INC.
       Statements of Changes in Shareholders' Deficiency
        For the years ended September 30, 2005 and 2004





                                                                      Common Stock         Additional
                                                                -------------------------   Paid-in     Accumulated    Shareholders'
                                                                   Shares       Amount      Capital       Deficit       (Deficiency)
                                                                ------------- ----------- ------------ --------------- -------------
Balance, September 30, 2003                                          242,422         242    1,558,993  $   (2,302,393)     (743,158)

Issuance of common shares for cash                                    25,000          25       99,975               -       100,000

Issuance of common shares for settlement of claims                     1,250           1       24,999               -        25,000

Issuance of common shares for services                                18,557          19      707,312               -       707,331

Issuance of common shares for settlement of debts                    500,000         500      880,505               -       881,005

Issuance of common shares for services                                 1,000           1       12,180               -        12,181

Issuance of common shares for services                                   667           1        8,119               -         8,120

Issuance of common shares for services                                 2,824           3       33,412               -        33,415

Net loss                                                                   -           -   (1,023,894)     (1,023,894)
                                                                ------------- ----------- ------------ --------------- -------------

Balance, September 30, 2004                                          791,719         792    3,325,495      (3,326,287)            -

Capital Contribution                                                       -           -       98,427               -        98,427

Issuance of consulting shares, pursuant to
 share exchange agreement                                          5,500,000       5,500       (5,500)              -             -

Net loss                                                                   -           -            -        (112,070)     (112,070)
                                                                ------------- ----------- ------------ --------------- -------------

Balance, September 30, 2005                                        6,291,719     $ 6,292  $ 3,418,422  $   (3,438,357) $    (13,643)
                                                                ============= =========== ============ =============== =============


                    See accompanying notes.

                           Entertainment Is Us, Inc.
                      formerly AUTO-Q INTERNATIONAL, INC.
                           Statements of Cash Flows
                For the years ended September 30, 2005 and 2004


                                                                                   For the Year        For the Year
                                                                                      Ended               Ended
                                                                                  September 30,       September 30,
                                                                                      2005                2004
                                                                                ------------------- -------------------
Cash flows from operating activities:
     Net loss                                                                   $         (112,070) $       (1,023,894)
     Less: income (loss) from discontinued operations                                            -            (327,807)
                                                                                ------------------- -------------------
            Loss from continuing operations                                               (112,070)           (696,087)

     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for services                                                       -             761,047
          Gain on forgiveness of debt                                                            -            (337,893)
          Change in assets and liabilities:                                                                          -
            Prepaid expenses and other current assets                                            -              80,000
            Accounts payable                                                                13,643                   -
                                                                                ------------------- -------------------

               Net cash used in operating activities                                       (98,427)           (192,933)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                                    100,000
     Capital contribution                                                                   98,427                   -
                                                                                ------------------- -------------------

               Net cash provided by financing activities                                    98,427             100,000
                                                                                ------------------- -------------------

Net cash provided by (used in) discontinued operations                                           -              92,158

Net increase (decrease) in cash                                                                  -                (775)
Cash, beginning of period                                                                        -                 775
                                                                                ------------------- -------------------

Cash, end of period                                                             $                -  $                -
                                                                                =================== ===================

Supplemental non-cash financing activities:
  Issuance of 5,500,000 shares of common stock related to
    Share Exchange Agreement                                                    $           5,500   $                -
                                                                                =================== ===================


                            See accompanying notes

                            ENTERTAINMENT IS US, INC.
                     (formerly, Auto-Q International, Inc.)
                          Notes to Financial Statements


Note 1 - Company History and Background
---------------------------------------

Entertainment Is Us, Inc. (formerly known as Auto-Q International, Inc.) was incorporated in the State of Delaware on April 26, 2001.

Discontinued Operations - Liquidation of United Kingdom Subsidiary

On February 13, 2003, the Company's board of directors decided to voluntarily liquidate the assets of Auto-Q International Limited, a United Kingdom company ("Auto-Q UK"). The board appointed liquidators on March 13, 2003 who were ratified at a meeting of the creditors held on March 31, 2003. It was agreed that Auto-Q UK would transfer its assets to Auto-Q Solutions Limited, a United Kingdom company, and the creditors of Auto-Q UK who were owed approximately $2,127,000 were paid approximately $333,000, which resulted in a net gain of approximately $1,794,000 of which $982,057 has been recorded as gain on sale and the remaining $811,943 has been included in income from discontinued operations during the year ended September 30, 2003.

On July 30, 2004, the Company's board of directors decided to voluntarily liquidate the assets of Solutions, the only remaining operating entity. The board appointed liquidators on August 6, 2004 and scheduled a meeting of the creditors for August 24, 2004. Based on estimates provided by the liquidators, BWC business solutions of Leeds, United Kingdom, the Company has written-off the deficiency in Net Assets and recorded $337,893 as a gain on forgiveness of debt and is included in the "Continuing Operations".

As a result of the foregoing factors, the Company discontinued its only operating activities in August 2004. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company has reflected all activities related to Auto-Q Solutions as discontinued operations in the accompanying financial statements.

The following is a summary of activities from discontinued operations for the year ended September 30, 2004:

                                                           2004
                                                       ------------
     Revenues                                          $    468,827
     Expenses plus (gain) on forgiveness of debt            729,911
                                                       ------------
     Income (loss) before provision for income taxes       (327,807)
     Provision for income taxes                                  --
                                                       ------------

       Income (loss) from discontinued operations      $   (327,807)
                                                       ============

Share Exchange Agreement with Entertainment Is Us, Inc.

On December 1, 2004, the Company entered into a Share Exchange Agreement with Entertainment Is Us, Inc., a privately-held Nevada corporation ("EIUS-NV"), whereby it would issue 100,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Entertainment Is Us, Inc. The 100,000,000 shares would be contingent until the Company completes a 200-to-1 reverse stock split of its common shares of which 94,500,000 shares shall be issued to the shareholders of Entertainment Is Us, Inc. and 5,500,000 shares shall be issued to General Corporate Services, S.A. pursuant to the terms of its consulting agreement with the Company. The Share Exchange Agreement requires, among other things, the Company to provide audited financial statements as of September 30, 2004 and completion of the 200-to-1 reverse stock split prior to the closing of this transaction. On May 2, 2005, the Company changed its name to Entertainment Is Us, Inc., its trading symbol to EIUS and completed the aforementioned reverse stock split which has been applied on a retroactive basis to the accompanying financial statements. On June 7, 2005, the 5,500,000 shares were issued pursuant to the Share Exchange Agreement which was considered as part of the overall transaction and has been accounted for as an equity transaction whereby the issuance of such shares were recorded against additional paid-in capital. As of September 30, 2005, the Company had not completed all the provisions required by the Share Exchange Agreement, however, the transaction was fully consummated in October 12, 2005 (see Note 6 for additional discussions). EIUS-NV is an entertainment company that operates Pachinko parlors in Japan through its subsidiary, Sunkyo Corporation ("Sunkyo"). Sunkyo is EIUS-NV's sole asset. Sunkyo owns and operates five Pachinko gaming establishments. Pachinko, a type of pinball game, is one of the most popular games in the Japanese entertainment industry.


Note  2  -  Going  Concern
--------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005 the Company has no assets and no operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission. As discussed in Note 1, a Share Exchange Agreement was signed with Entertainment Is Us, Inc. and upon closing of that transaction the Company will again be an operating Company. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2005, management believes the fair value of all financial instruments approximated carrying value due to the short-term maturity of these instruments.

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

Note 4 - Capital Stock Transactions
-----------------------------------

During the year ended September 30, 2004, the Company issued 242,422 common shares for cash totaling $100,000.

During the year ended September 30, 2004, the Company issued 501,250 common shares for settlement of $906,005 of debt.

During the year ended September 30, 2004, the Company issued 23,048 shares for services rendered to the Company totaling $761,047.

As discussed in Note 1, the Company issued 5,500,000 shares of common stock pursuant to the Share Exchange Agreement to General Corporate Services S.A. The shares issued have been recorded $5,500 or $0.001 per share.

During the year ended September 30, 2005, a stockholder made at $98,427 capital contribution to the Company.

Note 5 - Income Taxes
---------------------

The Company did not record and current or deferred income tax provision of benefit for any periods presented due to net continuing losses.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of the uncertainty regarding its realizability.

Note 6 - Subsequent Events
--------------------------

On October 12, 2005, the Company completed the Share Exchange Agreement with EIUS-NV originally entered into on December 1, 2004. As a result, EIUS-NV has become a wholly owned subsidiary of the Company. The EIUS-NV transaction is considered to be a capital transaction in substance, rather than a business combination. The EIUS-NV transaction is equivalent to the issuance of shares by a private company (EIUS-NV) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization. The accounting for the EIUS-NV transaction has the same results as a reverse acquisition, except goodwill is not recorded. EIUS-NV, through its wholly owned subsidiary Sunkyo Co., Ltd., a Japanese corporation, develops, operates and manages entertainment facilities for pachinko games and slot machines in Japan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Through the September 30, 2005 reporting period, our accountants were De Joya & Company LLC independent certified public accountants. On January 5, 2006, De Joya Griffith & Company, LLC (the "Former Accountant") resigned as the independent registered public accounting firm for Entertainment Is Us, Inc. (the "Company"). The Company engaged George Brenner, CPA (the "New Accountant"), as its new independent registered public accounting firm. George Brenner, CPA conducted the audit of our financial statements for the year ended September 30, 2005.

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

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2005 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

------------------ ----------------- -------------------------------------
    Name                 Age                         Position
------------------ ----------------- -------------------------------------
Gary Stewart             53          Chief Financial Officer and Director
------------------ ----------------- -------------------------------------
Noriyuki Kanayama        52          Chief Executive Officer and Director
------------------ ----------------- -------------------------------------

Gary Stewart, age 53, was appointed Director and Chief Financial Officer of the Company in October, 2005. Mr. Stewart has been a Solicitor of the Supreme Court of New South Wales, Australia since 1985. Since 2001, Mr. Stewart has been the owner and operator of Chinatown Cellar, a liquor store, and Finders Wines, a distribution company. Since 2004, he has been the owner and operator of the Iron Duke Hotel, a hotel and gaming venue.

Noriyuki Kanayama, age 52, was appointed Director and Chief Executive Officer of the Company in January, 2006. Mr. Kanayama joined the Sunkyo Corporation in 1993 and has served as the Chief Executive Officer of Sunkyo Corporation since 1996. Prior thereto, from 1988 to 1993, Mr. Kanayama worked as a consultant for a number of real estate investors located in Beverley Hills, California, U.S.A.

Audit Committee Financial Expert

We do not have an audit  committee  financial  expert as that term is defined in
Item 401 of Regulation S-B.

Code of Ethics

We do not currently have a Code of Ethics that applies to our executive officers.

Section 16(a) Beneficial Ownership Compliance

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

The Company believes that all executive officer, director and greater than ten percent (10%) beneficial owners of the Company complied with the Section 16(a) filing requirements during and with respect to the fiscal year ended September 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of the Company's chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended September 30, 2005, 2004 and 2003.


                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                               Compensation Awards

                                                                        Securities
                                                                        Underlying
                                                                        Options (#)     All Other
Name and Principal Position             Year      Salary      Bonus       /SARS        Compensation
Dr. David F. Hostelley (1)              2003      $0            0           0                0
                                        2004      $6,500        0           *                0
                                        2005      $17,750       0           0                0

*Dr. Hostelley was granted 20,000 shares of common stock of the Company although such shares have not been issued by the Company as of the date of this report. Dr. Hostelley does not own any other securities of the Company.

(1) Dr. Hostelley resigned from his positions as an officer and director of the Company in November 2005.

Directors' Compensation

During the fiscal year ended September 30, 2005 no fees were paid to our Director.

Employment Contracts

The Company has no employment agreements with any party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 17, 2005 with respect to the beneficial ownership of the Company's outstanding common stock following the completion of the Exchange Agreement by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                 Common Stock Percentage of
Name of Beneficial Owner            Beneficially Owned (1)   Common Stock (1)
---------------------------------- ----------------------- ---------------------
Rosemoor Properties, Ltd.(2)            8,306,550               8.0%

Starfire International, Ltd.(2)         8,353,800               8.0

Romaine International, Ltd.(2)          8,656,200               8.0

Alirea, Ltd.(3)                        17,388,000              16.5

Traiar, Ltd.(3)                         8,826,300               8.0

Lankton, Ltd.(3)                       17,312,400              16.5

Corporate Business Development LLC      5,500,000               5.1

All Officers and Directors                 --                    --
As a group (0 persons)
---------------------------------- ----------------------- ---------------------

* Less than 1%

(1) Applicable percentage ownership is based on 106,311,719 shares of common stock outstanding as of October 17, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of October 17, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 17, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. (2) The address for this beneficial owner is: Herald Trust Company Limited, No. 8 Hill St., St. Helier, Jersey HE4 9XB, Channel Islands.
Attn: Alan Blanchet. (3) The address for this beneficial owner is: Meespierson Intertrust Limited, PO Box 227, Clinchs House, Lord Street, Douglas, Isle of Man, IM 99 IRZ. Attn: Steve McGowan.

No Director, nominee for Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which it is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

- Any director or executive officer of the Company;
- Any nominee for election as a director;
- Any security holder named in the "Security Ownership of Certain Beneficial

Owners and Management" section above; and - Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

ITEM 13. EXHIBITS

(a) Exhibits.

Exhibit Number Exhibit Description



2.1 Share Exchange Agreement between Auto-Q International and Entertainment Is Us, Inc. (as incorporated by reference to the Issuer's Form 8-K filed on December 1, 2004.

31.1 Certification by Chief Executive Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended September 30, 2005, the estimated cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB is approximately $12,500.

Tax Fees

For the Company's fiscal year ended September 30, 2005, the estimated cost for professional services rendered for tax compliance, tax advice, and tax planning is $0.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended September 30, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        ENTERTAINMENT IS US, INC.



        /s/   Gary Stewart
        --------------------------------
        Name:  Gary Stewart
        Title: Chief Financial Officer
               (Principal Financial Officer)
        Date:  January 13, 2006


        /s/   Noriyuki Kanayama
        --------------------------------
        Name:   Noriyuki Kanayama
        Title: Chief Executive Officer
               (Principal Executive Officer)
        Date:  January 13, 2006