Form 10QSB
period 2005-12-31
Entertainment Is Us, Inc.
filed 2006-02-21
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to Commission file number 0001-31263

                            Entertainment Is Us, Inc.
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

                                 (954) 603-0494
                           (Issuer's telephone number)

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

The number of shares of the issuer's outstanding common stock on February 16, 2006 was 106,361,719.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



Description                                                             Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at December 31, 2005 (Unaudited)................ F-1

Consolidated Statements of Operations (Unaudited)........................... F-2

Consolidated Statement of Stockholders' Equity (Unaudited).................. F-3

Consolidated Statements of Cash Flows (Unaudited) .......................... F-4

Notes to Consolidated Financial Statements (Unaudited)...................... F-5

                            Entertainment Is Us, Inc.
                      Consolidated Balance Sheet (Unauited)
                                December 31, 2005



                                                                  December 31,
                                                                      2005
                                                                   ------------
                    ASSETS

Current assets
    Cash and cash equivalents                                      $  5,771,000
    Accounts receivable                                               1,320,000
    Other receivables - related parties                                 131,000
    Inventories                                                         234,000
    Marketable securities                                                99,000
    Prepaid expenses and other assets                                 1,026,000
                                                                   ------------
      Total current assets                                            8,581,000

Property, plant and equipment, at cost
    Land                                                             48,825,000
    Buildings and structures                                         19,509,000
    Machinery, equipment and other                                    6,269,000
                                                                   ------------
                                                                     74,603,000
    Less accumulated depreciation                                   (10,549,000)
                                                                   ------------
      Property, plant and equipment, net                             64,054,000

Other assets
    Intangible assets                                                    30,000
    Insurance contracts, cash surrender value                         2,862,000
    Other assets                                                      1,045,000
                                                                   ------------
      Total other assets                                              3,937,000
                                                                   ------------

Total assets                                                       $ 76,572,000
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                               $  1,354,000
    Accounts payable - related parties                                   29,000
    Other current liabilities                                         2,765,000
    Other current liabilities - related parties                         154,000
    Current portion of long term debts                                4,904,000
    Current portion of long term debts - related parties              1,447,000
                                                                   ------------
      Total current liabilities                                      10,653,000

Long term liabilities
    Long term debts                                                  18,579,000
    Long term debts - related parties                                 5,107,000
    Deposit related to rental activities                              1,132,000
    Deposit related to rental activities - related parties            1,732,000
    Liability for employees benefit                                   1,801,000
    Other liabilities                                                   750,000
                                                                   ------------
      Total long-term liabilities                                    29,101,000
                                                                   ------------

Total liabilities                                                    39,754,000

Stockholders' equity
    Common stock; $0.001 par value; 200,000,000 shares
      authorized, 106,291,719 shares issued and outstanding             106,500
    Additional paid-in capital                                             --
    Legal reserves                                                       23,000
    Accumulated other comprehensive income                              163,000
    Retained earnings                                                36,525,500
                                                                   ------------
      Total stockholders' equity                                     36,818,000
                                                                   ------------

Total liabilities and stockholders' equity                         $ 76,572,000
                                                                   ============

                             See accompanying notes.

                            Entertainment Is Us, Inc.
                Consolidated Statements of Operations (Unauited)
              For the three months ended December 31, 2005 and 2004




                                                For the three     For the three
                                                 months ended     months ended
                                                 December 31,      December 31,
                                                     2005              2004
                                                --------------    -------------

Revenues
    Gaming                                       $   4,011,000    $   4,786,000
    Other revenues - related parties                   247,000             --
                                                 -------------    -------------
      Total revenues                                 4,258,000        4,786,000

Operating expenses
    Depreciation and amortization                      491,000          387,000
    Selling, general and administrative              2,955,000        3,102,000
                                                 -------------    -------------
      Total operating expenses                       3,446,000        3,489,000
                                                 -------------    -------------

    Income from operations                             812,000        1,297,000
                                                 -------------    -------------

Other income (expense)
    Interest and dividend income                         4,000            3,000
    Rental income                                      887,000          880,000
    Rental income - related parties                     95,000           23,000
    Gain on sale of marketable securities               78,000             --
    Other income                                        37,000          315,000
    Other income - related parties                     703,000          760,000
    Interest expense                                  (113,000)        (144,000)
    Loss on disposal of properties                  (1,186,000)        (201,000)
                                                 -------------    -------------
      Total other income (expense)                     505,000        1,636,000
                                                 -------------    -------------

Net income before provision for income taxes         1,317,000        2,933,000

Provision for income taxes                             557,000          870,000
                                                 -------------    -------------

Net income                                       $     760,000    $   2,063,000
                                                 =============    =============

Net income per common share - basic and diluted  $        0.01    $        0.02
                                                 =============    =============

Weighted average common shares outstanding -
    basic and diluted                              106,188,000       94,500,000
                                                 =============    =============

                             See accompanying notes.

                            Entertainment Is Us, Inc.
            Consolidated Statement of Stockholders' Equity (Unauited)
                  For the three months ended December 31, 2005

                                                                                         Accumulated
                                              Common Stock       Additional                Other                        Total
                                        ------------------------  Paid-in     Legal     Comprehensive   Retained     Stockholders'
                                         Shares      Amount       Capital   Reserves      Income        Earnings        Equity
                                        ------------ ----------- ---------- ----------- ------------- -------------  ---------------
Balance, September 30, 2005             105,500,000   $ 105,500       $ --    $ 23,000      $ 160,000  $ 36,050,500    $ 36,339,000

Issuance of stock related to reverse-
 merger with Entertainment Is Us, Inc.      791,719       1,000         --          --             --            --           1,000

Foreign currency translation adjustment          --          --         --          --          3,000            --           3,000

Dividends paid to stockholders                   --          --         --          --             --      (285,000)       (285,000)

Net income                                       --          --         --                                  760,000         760,000
                                        ------------ ----------- ---------- ----------- -------------- -------------  --------------

Balance, December 31, 2005              106,291,719   $ 106,500       $ --    $ 23,000      $ 163,000  $ 36,525,500    $ 36,818,000
                                        ============ =========== ========== =========== ============== =============  ==============

                             See accompanying notes.

                            Entertainment Is Us, Inc.
                Consolidated Statements of Cash Flows (Unauited)
              For the three months ended December 31, 2005 and 2004



                                                          For the three   For the three
                                                           months ended    months ended
                                                            December 31,   December 31,
                                                               2005           2004
                                                            -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                       $   760,000    $ 2,063,000
    Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
      Depreciation and amortization                             491,000        387,000
      Loss on disposal of fixed assets                        1,186,000        201,000
      Gain on sale of marketable securities                     (78,000)          --
      Foreign currency translation adjustments                   (3,000)       495,000
    Changes in operating assets and liabilities:
      Change in accounts receivable                            (104,000)      (132,000)
      Change in inventories                                      15,000           --
      Change in other assets                                   (326,000)      (708,000)
      Change in accounts payable and other liabilities         (115,000)    (1,707,000)
                                                            -----------    -----------
         Net cash provided by operating activities            1,826,000        599,000

Cash flows from investing activities:
    Purchase of fixed assets                                 (1,527,000)    (1,600,000)
    Purchase of marketable securities                              --          (55,000)
    Proceeds from sale of marketable securities                 201,000           --
                                                            -----------    -----------
         Net cash used by investing activities               (1,326,000)    (1,655,000)

Cash flows from financing activities:
    Proceeds from borrowings                                    170,000      1,228,000
    Cash dividend paid to stockholders                         (285,000)    (1,122,000)
                                                            -----------    -----------
         Net cash provided (used) by financing activities      (115,000)       106,000
                                                            -----------    -----------

Net change in cash                                              385,000       (950,000)

Cash, beginning of period                                     5,386,000      7,643,000
                                                            -----------    -----------

Cash, end of period                                         $ 5,771,000    $ 6,693,000
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                              $   903,000    $ 1,849,000
                                                            ===========    ===========

Schedule of non-cash financing and investing activities:
    Issuance of 5,500,000 shares of common stock
      pursuant to share exchange agreement related
      to reverse merger transacttion                        $     5,500    $      --
                                                            ===========    ===========
    Issuance of 94,500,000 shares of common stock
      related to reverse merger transaction                 $    94,500    $      --
                                                            ===========    ===========

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Entertainment Is Us, Inc.
Year ended December 31, 2005 and 2004
(Unaudited)

1.   Summary of Significant Accounting Policies

(a) Description of Business
Entertainment Is Us, Inc, (the "Company") was formed in 2004 for the purpose of being a holding company which would acquire entertainment related businesses. On July 24, 2004 the Company issued 8,310,000 shares of its common stock to acquire 100% of Sunkyo Co. Ltd. ("Sunkyo"), a Japanese corporation, which the Company had 1,690,000 shares of common stock outstanding prior to this transaction. Sunkyo develops, operates, and manages entertainment facilities for pachinko games and slot machines in Japan. Currently, 5 facilities are operating under Sunkyo's management.

On October 12, 2005, the Company consummated a Share Exchange Agreement with Auto-Q International, Inc. ("Auto-Q"), a non-operating public company with 791,719 shares of common stock outstanding, pursuant to which Auto-Q issued 100,000,000 shares of its common stock for all the outstanding capital of the Company. Additionally, Auto-Q issued 5,500,000 shares for services related to the Share Exchange Agreement. This transaction is considered to be a capital transaction in substance, rather than a business combination. The accounting for this transaction is to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of the Company via Sunkyo.

(b) Basic of Presenting Financial Statements
The financial statements presented herein have been prepared on a consolidated basis and in a manner reflecting the adjustments necessary to conform to accounting principles generally accepted in the United States of America. The Company's year end is September 30.

(c) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(d) Gaming Revenue and Revenue Recognition
The Company principally derives revenue from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 4% of net revenues.

A summary of the gaming revenues for the three months ended December 31, 2005 and 2004 are as follows:
--------------------------- -------------------------------- --- ------------------------------
                                       Dec 2005                            Dec 2004
                            --------------------------------     ------------------------------
                               Amount          Percentage             Amount        Percentage
                             (thousands)                           (thousands)
--------------------------- -------------- ----------------- --- -------------- ---------------
Patron wagers (pay-ins)           $28,485            100.0%            $32,237          100.0%
Patron payouts                   ($24,474)            85.9%           ($27,451)          85.2%
--------------------------- -------------- ----------------- --- -------------- ---------------
  Gaming revenue                   $4,011             14.1%             $4,786           14.8%
--------------------------- -------------- ----------------- --- -------------- ---------------

Revenues from pachinko and pachislo games represent the gross pay-ins, less payouts to customers. Revenues are recorded when cash is received for game balls or game tokens when rented to the patrons.

Payouts are recorded when the token prizes are purchased back from the exchangers. Other revenues for beverage are recognized at the time of sale. Deferred revenues consist of payments received by the Company related to the exclusive rights for beverage and food vending machines to third-party vendors, and unredeemed prizes as well as, unused prepaid cards. The revenues of the exclusive rights are recognized either over the term of the contract or based upon an agreed upon percentage of disbursements from the vending machines.

(e) Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

(f) Marketable in Securities
The Company classifies its debt and equity securities as "available-for-sale securities. Debt and equity securities are classified as "available-for-sale" securities and are reported at fair market value, with unrealized gains or losses net of deferred taxes included in other comprehensive income (loss) and accumulated in the stockholders' equity section of the balance sheet. The Company did not hold any "trading" and "held-to-maturity" securities at December 31, 2005.

(g) Depreciation
Depreciation of property, plant and equipment is calculated principally by the straight line method based on estimated useful lives of the respective assets.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of
The Company's long-lived asset and certain identifiable intangibles are reviewed for impairment when ever events of changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not classify any long-lived assets as long-lived assets to be disposed of at December 31, 2005.

(i) Income Taxes
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The Company is subject to Japanese national and local taxes based on income, which in aggregate resulted in a normal statutory tax rate of 41.12% for both three months ended December 31, 2005 and 2004.

(j) Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the three months ended December 31, 2005 and 2004 were $410,000 and $351,000, respectively.

(k) Basic Net Income per Common Share
Basic net income per common share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share is computed using the weighted average number of common stock equivalent shares outstanding during the period. As of December 31, 2005, there were no common stock equivalent shares outstanding.

2.   Basis of Translating Financial Statements
The functional currency of the Company is the Japanese Yen. The financial statements of the Company are translated into United States Dollars (the reporting currency) at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) reflected on the consolidated statements of operations and comprehensive income (loss), and the consolidated statements of shareholders' equity. Transaction gains and losses, if any, in foreign currencies are reflected in operations.

3.   Inventories
Inventories consist of gaming prizes, food and beverages and are stated at the lower of cost (determined by the first-in, first-out method) or market.

4.   Property, Plant, and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Major betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred. Depreciation, which includes assets under capital leases, is computed using the straight-line method or declining balance over the following estimated useful lives:

Buildings and improvements                      10 to 40 years
Pachinko machines and equipment                  2 to 20 years

Pachinko  machines  generally  have a useful life of two (2) to three (3) years;
however, technology changes and changes in patron playing habits may cause pachinko machines to become obsolete. Management evaluates utilization of machines daily. In the event certain machines become underutilized, management must sell or dispose of the assets.

5.   Related Party Transactions
The Company has related party transaction between the related parties below:

a) Ginza Kaikan Co Ltd
Ginza Kaikan is a company that operates entertainment facilities for pachinko and slot machines. Ginza Kaikan is owned by Mrs. Kyoko Kanayama, the wife of Noriyuki Kanayama. Mrs. Kyoko Kanayama is a director and the majority stockholder of Ginza Kaikan. Ginza Kaikan owns four entertainment facilities in the city of Shizuoka. The Company sends employees to Ginza Kaikan and shares some parts of their salary with Ginza Kaikan. The Company also rents property to Ginza Kaikan.

b) Esore Ryusyo Co Ltd.
Esore Ryusho is a company that is 100% owned by Mrs. Kyoko Kanayama. Esore Ryusho provides cleaning, advertisement and beverage vending machine services in entertainment facilities.

Financial information in respect of related party transactions at December 31, 2005 and for each of the three months ended December 31, 2005 and 2004 is separately reported in the financial statements.

6.   Long-term Debt
The Company's long-term debts are either secured or unsecured, and their interest rates range from 1.25% to 2.38% at December 31, 2005. As of December 31, 2005, the current portion of long-term debt totaled $6,351,000 and the non-current portion totaled $23,686,000.

Long-term debt at December 31, 2005, consisted of the following:
Loans  payable to credit  union,  payable  monthly  in  principal  and  interest  $       7,757,000
installments  ranging  from $8,512 to  $102,656,variable  interest  currently at
1.875%-2.000%  per annum, due 2006 through 2017,  secured by land and buildings, guaranteed by officers

Loans  payable to credit  union,  payable  monthly  in  principal  and  interest          5,731,000
installments  ranging from $27,119 to $94,501,  variable  interest  currently at
1.875%-2.300%  per annum, due 2006 through 2014,  secured by land and buildings, guaranteed by officers

Loans  payable to  commercial  bank,  payable  monthly in principal and interest          5,409,000
installments of $60,291 and $81,571,  variable interest  currently at 1.875% per annum, due 2006 through 2012, secured by building, guaranteed by officers.

Loans  payable to  commercial  bank,  payable every three month in principal and          1,239,000
interest  installments of $14,045 to $34,899,  interest at 1.390% and 1.875% per annum, due 2006 through 2011, secured by building, guaranteed by officers.
Loans  payable to finance  company,  payable  monthly in principal  and interest          1,022,000
installments  of $17,281 to $27,570,  variable  interest  currently  at 2.3% per annum, secured by land and buildings, guaranteed by officers.

Loans payable to insurance  company,  payable  monthly in principal of $8,512 to
$38,364, variable interest currently at 2.000% per annum, due 2006 through 2016,
secured by land and buildings, guaranteed by officers.                                    2,325,000

Loans payable to related  party,  payable  annually in principal and interest at          6,554,000
interest rate of currently at 2.5%

Total long-term debt                                                                     30,037,000
Less current portion of long-term debt                                                   (6,351,000)
Long-term debt, net of current portion                                            $      23,686,000

The following schedule shows the maturities of long-term debt for each of the five years following December 31, 2005 and thereafter:

-------------------------------------------- -------------
December 31, 2006 (expressed in 000's)              6,351
-------------------------------------------- -------------
December 31, 2007                                   4,563
December 31, 2008                                   5,370
December 31, 2009                                   3,136
December 31, 2010                                   2,006
After five years                                    8,611
-------------------------------------------- -------------
     Total                                         30,037
-------------------------------------------- -------------

7.   Dividends and Legal Reserves
The Japanese Commercial Code provided that earnings in an amount equal to at least 10% of all appropriations of retained earnings that are paid in cash, such as cash dividends and bonuses to directors, shall be appropriated as a legal reserve until such reserve equals 25% stated capital. The Japanese Commercial Code, amended effective October 1, 2001, provides that earnings in an amount equal to at least 10% of appropriations of retained earnings that are paid in cash shall be appropriated as a legal reserve until an aggregated amount of capital surplus and the legal reserve equals 25% of stated capital. Cash dividends in the three months ended December 31, 2005 and 2004 were $285,000 and $1,122,000.

8.   Commitments and Contingent Liabilities
At December 31, 2005, the Company had contingent liabilities for guarantees of bank loans of Ginza Kaikan of $4,405,000.

9.   Leases
The Company has several operating leases, primarily for vehicles and office equipments. Future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year at December 31, 2005 are as follows:

---------------------------------- --- -------------
                                       U.S. dollars
                                       (thousands)
                                       -------------
                                         Dec 2005
---------------------------------- --- -------------
December 31, 2006                                73
---------------------------------- --- -------------
December 31, 2007                                21
December 31, 2008                                11
December 31, 2009                                 9
December 31, 2010                                 4
After five years                                  -
---------------------------------- --- -------------
     Total                                      118
---------------------------------- --- -------------

10.  Risks and Uncertainties
Innovations in Technologies
The Company's gaming machines are subject to new innovations and changes in entertainment experiences. Pachinko machines vary widely in price and expected life. Rapid changes in demand will render a machine under-producing and potentially obsolete.

Cyclical Nature of Business
The Company's primary business involves gaming entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on gaming entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected. In addition, the operations of the pachinko stores are typically seasonal in nature. The sales during the holiday seasons are higher than the regular months. The biggest holiday season in Japan lies in the end of December through the beginning of January. Additionally, revenues can fluctuate when a new type of pachinko machine is introduced at the stores.

Japanese Gaming Regulation
The Company's business is regulated. The Entertainment Establishment Control Law
(EECL) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission (NPSC) sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company's ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL

Political Climate
The Company's ability to remain in the gaming business depends on the continued political acceptability of pachinko gaming activities to both the public and governmental officials. In addition, the gaming laws regulate payout rates which, if altered, may diminish the Company's profitability. Management is aware of nothing to indicate that NPSC officials will change its policies toward gaming activities in general; however, there are no assurances that such policies will not be changed. Any substantial, unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company's business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company's business.

Competition
The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures.

Foreign Currency
Since the local currency is the Japanese Yen, the Company may experience significant fluctuations in the value of reported assets and liabilities in United States Dollars.

Item 2. Management's Discussion and Analysis

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

Results of Operations - Quarter ended December 31, 2005

Completion of Share Exchange Agreement

On October 12, 2005, Entertainment Is Us, Inc. (fka Auto-Q International, Inc.) (the "Company") and Entertainment Is Us, Inc. ("EIU"), a privately-held Nevada corporation, consummated the certain Share Exchange Agreement (the "Agreement") originally entered into on December 1, 2004. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of EIU from the EIU Shareholders. As consideration for the acquisition of EIU, the Company issued an aggregate of 100,000,000 shares of the Company's common stock. The Agreement was consummated following the satisfaction of the conditions to closing, including the completion of a 200-1 reverse stock split and delivery of the audited and unaudited financial statements of EIU. As a result of the completion of the Agreement, the Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Entertainment Is Us ("EIU") is an entertainment company that operates Pachinko parlors in Japan through its subsidiary, Sunkyo Corporation ("Sunkyo"). Sunkyo is EIU's sole asset. Sunkyo owns and operates five Pachinko gaming establishments. Pachinko, a type of pinball game, is one of the most popular games in the Japanese entertainment industry. Sunkyo's chairman is Noriyuki Kanayama.

Revenues

During the quarter ended December 31, 2005, our revenues decreased ($528,000) to $4,258,000, compared to gaming revenue of $4,786,000 for the quarter ended December 31, 2004. The decrease is due to closure of one of our pachinko parlors and refurbishing and replacing of equipment in our other parlors to increase the marketability of such facilities.

Selling, General & Administrative Expenses

General and administrative expenses for the quarter ended December 31, 2005 decreased ($147,000) to $2,955,000 from $3,102,000 for the year quarter ended December 31, 2004. The decrease is due to better operating efficiencies and closure of one of our parlors.

Depreciation

For the quarter ended December 31, 2005, our depreciation expense increased $104,000 to $491,000 from $387,000 for the prior year. This increase was due to the refurbishing of the Pachinko Parlors as well as the purchase of new equipment.

Loss on Disposal of Properties

For the quarter ended December 31, 2005, our loss on disposal of properties increased $985,000 to $1,186,000 from $201,000 for the prior year. This increase was due to the closure of one of our pachinko parlors as well as disposal of old equipment.

Net Income

Our net income for the year quarter ended December 31, 2005 decreased ($1,616,000) to $1,317,000, as compared to net income of $2,933,000 for the quarter ended December 31, 2004. ($985,000) of this decrease is due to the loss on disposal of property as a result of closure of one of our parlors. Revenues decreased ($528,000) and general and administrative expenses decreased ($147,000).

Liquidity and Capital Resources

Gaming Revenues did provide sufficient working capital to fund our operations during the three months ended December 31, 2005. Cash balance as of December 31, 2005 totaled $5,771,000. Our current assets and liabilities as of December 31, 2005 aggregated $8,581,000 and $10,653,000, resulting in a negative current liquidity of $2,072,000. Cash flow from operations provided $1,826,000 of cash during the three months December 31, 2005. Cash used in investing activities for the three months ended December 31, 2005 totaled $1,326,000 which was primarily attributable to purchase equipment totaling $1,527,000. Cash used in financing activities for the three months ended December 31, 2005 totaled $115,000 resulting from dividends paid and borrowings. As of December 31, 2005, we had no commitments for capital expenditures. Total stockholder's equity as of December 31, 2005 was $36,818,000.

EIU intends to acquire more Pachinko Parlors. Therefore, it is contemplated that EIU will arrange for further financing for the purchase of these parlors in the future. At this time, there are no specific acquisitions pending.

Off Balance Sheet Arrangements

The Company currently has no off balance sheet arrangements.

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

GAMING REVENUE: We recognize revenue from pachinko and pachislo games represent the gross pay-ins, less payouts to customers. Revenues are recorded when cash is received for game balls or game tokens when rented to the patrons. Payouts are recorded when the token prizes are purchased back from the exchangers.

INVENTORIES: Our inventories consist of gaming prizes, food and beverages and are stated at the lower of cost or market. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF: We review our long-lived assets and certain identifiable intangibles for impairment when ever events change in circumstances which indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We review our pachinko and pachislo machines and equipment annually for such impairment considering that such equipment tend to be more affected by changes in our customer playing attitudes and preference.

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


Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The sole officer and director conducted this evaluation by himself.

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

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the first fiscal quarter of 2006 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2005, Entertainment Is Us, Inc. (fka Auto-Q International, Inc.) (the "Company") and Entertainment Is Us, Inc. ("EIU"), a privately-held Nevada corporation, consummated the certain Share Exchange Agreement (the "Agreement") originally entered into on December 1, 2004. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of EIU from the EIU Shareholders. As consideration for the acquisition of EIU, the Company issued an aggregate of 100,000,000 shares of the Company's common stock. The Agreement was consummated following the satisfaction of the conditions to closing, including the completion of a 200-1 reverse stock split and delivery of the audited and unaudited financial statements of EIU. As a result of the completion of the Agreement, the Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

2.1 Share Exchange Agreement between Auto-Q International and Entertainment Is Us, Inc. (as incorporated by reference to the Issuer's Form 8-K filed on December 1, 2004).

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

ENTERTAINMENT IS US, INC.



Date:  February 21, 2006        /s/ Noriyuki Kanayama
                                ---------------------
                                Name:  Noriyuki Kanayama
                                Title: President and Chief Executive Officer

Date:  February 21, 2006        /s/ Gary Stewart
                                ----------------
                                Name:  Gary Stewart
                                Title: Chief Financial Officer