Form 10QSB
period 2006-03-31
Entertainment Is Us, Inc.
filed 2006-06-23
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                              One Magnificent Mile
                      980 North Michigan Avenue, Suite 1400
                                Chicago, IL 60611
                    (Address of principal executive offices)

                                 (312) 988-4808
                           (Issuer's telephone number)

                      11555 Heron Bay Boulevard, Suite 200
                             Coral Springs, FL 33076
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of the issuer's outstanding common stock on May 17, 2006 was 111,361,719. The shares outstanding as of May 17, 2006 include 5,000,000 shares issued to consultants during the three months ended March 31, 2006 which are subject to dispute by the Company. The Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements or that the issuance of these shares was properly authorized. See Note 11 in the Notes to the Financial Statements for additional information.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            ENTERTAINMENT IS US, INC.
                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheet                                                          F-1

Statements of Operations                                               F-2

Statement of Stockholders' Equity                                      F-3

Statements of Cash Flows                                               F-4

Notes to Financial Statements                                          F-5 - F-9

Item 2.  Management's Discussion and Analysis                          2

Item 3.  Controls and Procedures                                       4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   4

Item 3.  Defaults Upon Senior Securities                               4

Item 4.  Submission of Matters to a Vote of Security Holders           5

Item 5.  Other Information                                             5

Item 6.  Exhibits                                                      5

SIGNATURES                                                             6

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                           ENTERTAINMENT IS US, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                March 31, 2006
                                                               ----------------
                 ASSETS

Current assets
    Cash and cash equivalents                                  $      7,285,000
    Accounts receivable                                                  32,000
    Other receivables - related parties                                 139,000
    Inventories                                                          99,000
    Marketable securities                                             1,571,000
    Prepaid expenses and other assets                                   760,000
                                                               ----------------
      Total current assets                                            9,886,000

Property, plant and equipment, at cost
    Land                                                             48,829,000
    Buildings and structures                                         19,511,000
    Machinery, equipment and other                                    6,202,000
                                                               ----------------
                                                                     74,542,000
    Less accumulated depreciation                                   (10,865,000)
                                                               ----------------
      Property, plant and equipment, net                             63,677,000

Other assets
    Intangible assets                                                    30,000
    Insurance contracts, cash surrender value                         2,233,000
    Other assets                                                        989,000
                                                               ----------------
      Total other assets                                              3,252,000
                                                               ----------------

Total assets                                                   $     76,815,000
                                                               ================

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable                                           $        562,000
    Accounts payable - related parties                                   24,000
    Accrued expenses                                                  1,487,000
    Accrued expenses - related parties                                1,489,000
    Current portion of long term debts                                6,239,000
    Current portion of long term debts - related parties                766,000
                                                               ----------------
      Total current liabilities                                      10,567,000

Long term liabilities
    Long term debts                                                  17,481,000
    Long term debts - related parties                                 5,108,000
    Deposit related to rental activities                              1,114,000
    Deposit related to rental activities - related parties            1,733,000
    Liability for employee benefit                                    1,801,000
    Other liabilities                                                   750,000
                                                               ----------------
      Total long-term liabilities                                    27,987,000
                                                               ----------------

Total liabilities                                                    38,554,000

Stockholders' equity
    Common stock; $0.001 par value; 200,000,000 shares
      authorized, 111,361,719 shares issued and outstanding             111,000
    Additional paid-in capital                                           35,000
    Legal reserves                                                       23,000
    Accumulated other comprehensive income                              342,000
    Retained earnings                                                37,750,000
                                                               ----------------
      Total stockholders' equity                                     38,261,000
                                                               ----------------

Total liabilities and stockholders' equity                     $     76,815,000
                                                               ================

                 See Accompanying Notes to Financial Statements


                            ENTERTAINMENT IS US, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the three     For the three     For the six       For the six
                                                       months ended     months ended      months ended     months ended
                                                    March 31, 2006    March 31, 2005    March 31, 2006   March 31, 2005
                                                    ----------------  ---------------- ----------------- ----------------

Revenues
   Gaming                                           $     4,023,000   $     4,881,000  $      7,767,000  $     9,699,000
   Other revenues - related parties                              --                --           231,000               --
                                                    ----------------  ---------------- ----------------- ----------------
    Total revenues                                        4,023,000         4,881,000         7,998,000        9,699,000

Operating expenses
   Depreciation and amortization                            467,000           389,000           926,000          823,000
   Selling, general and administrative                    2,324,000         1,818,000         5,074,000        5,720,000
                                                    ----------------  ---------------- ----------------- ----------------
    Total operating expenses                              2,791,000         2,207,000         6,000,000        6,543,000
                                                    ----------------  ---------------- ----------------- ----------------

   Income from operations                                 1,232,000         2,674,000         1,998,000        3,156,000
                                                    ----------------  ---------------- ----------------- ----------------

Other income (expense)
   Interest and dividend income                               1,000             1,000             5,000            4,000
   Rental income                                            639,000           720,000         1,467,000        1,606,000
   Rental income - related parties                               --            23,000            89,000           47,000
   Gain on sale of marketable securities                    196,000                --           269,000               --
   Other income                                           1,055,000           400,000         1,090,000          719,000
   Other income - related parties                                --           665,000           656,000        1,321,000
   Interest expense                                        (115,000)         (151,000)         (220,000)        (296,000)
   Loss on disposal of properties                          (735,000)       (1,640,000)       (1,842,000)      (1,198,000)
                                                    ----------------  ---------------- ----------------- ----------------
    Total other income (expense)                          1,041,000            18,000         1,514,000        2,203,000
                                                    ----------------  ---------------- ----------------- ----------------

Net income before provision for income taxes              2,273,000         2,692,000         3,512,000        5,359,000

Provision for income taxes                                  936,000           970,000         1,493,000        1,846,000
                                                    ----------------  ---------------- ----------------- ----------------

Net income                                          $     1,337,000   $     1,722,000  $      2,019,000  $     3,513,000
                                                    ================  ================ ================= ================

Net income per common share - basic and diluted     $          0.01   $          0.02  $           0.02  $          0.04
                                                    ================  ================ ================= ================

Weighted average common shares outstanding -
   basic and diluted                                    105,621,874        94,500,000       102,417,675       94,500,000
                                                    ================  ================ ================= ================

                 See Accompanying Notes to Financial Statements


                            ENTERTAINMENT IS US, INC.
                CONSOLIDATED STATEMENTS OD STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                 Common Stock       Additional               Accumulated      Other        Total
                                           -----------------------    Paid-in     Legal     Comprehensive   Retained   Stockholders'
                                              Shares       Amount     Capital    Reserves      Income       Earnings      Equity
                                           ------------ ---------- ----------- ----------- ------------ ------------- --------------
Balance, September 30, 2005                105,000,000  $  105,000 $       --  $    23,000 $   160,000  $ 35,997,000   $ 36,285,000

Issuance of stock related to reverse-merger
  with Entertainment Is Us, Inc.             6,311,719       6,000         --           --          --            --          6,000

Issuance of stock for legal services            50,000          --     35,000           --          --            --         35,000

Foreign currency translation adjustment             --          --         --           --     182,000            --        182,000

Dividends paid to stockholders                      --          --         --           --          --      (266,000)      (266,000)

Net income                                          --          --         --                              2,019,000      2,019,000
                                           ------------ ---------- ----------- ----------- ------------ ------------- --------------

Balance, March 31, 2006                    111,361,719  $  111,000 $   35,000  $    23,000 $   342,000  $ 37,750,000  $  38,261,000
                                           ============ ========== =========== =========== ============ ============= ==============



                 See Accompanying Notes to Financial Statements

                            ENTERTAINMENT IS US, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 For the six        For the six
                                                                 months ended        months ended
                                                                March 31, 2006      March 31, 2005
                                                              ----------------  ------------------

Cash flows from operating activities:
    Net income (loss)                                         $     2,019,000   $       3,513,000
    Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
      Depreciation and amortization                                   926,000             823,000
      Loss on disposal of fixed assets                              1,842,000           1,198,000
      Gain on sale of marketable securities                          (269,000)                 --
      Stock-based expenses                                             35,000                  --
      Foreign currency translation adjustments                       (182,000)            495,000
    Changes in operating assets and liabilities:
      Change in accounts receivable                                  (104,000)             97,000
      Change in inventories                                            14,000                  --
      Change in other assets                                          683,000            (293,000)
      Change in accounts payable and accrued expenses                (273,000)         (3,442,000)
                                                              ----------------  ------------------
         Net cash provided by operating activities                  4,691,000           2,391,000

Cash flows from investing activities:
    Purchase of fixed assets                                       (2,237,000)         (2,882,000)
    Purchase of marketable securities                                       -            (541,000)
    Proceeds from sale of marketable securities                             -                  --
                                                              ---------------  ------------------
         Net cash used by investing activities                     (2,237,000)         (3,423,000)

Cash flows from financing activities:
    Proceeds from borrowings                                                -           1,236,000
    Repayment on borrowings                                          (289,000)         (1,129,000)
    Cash dividend paid to stockholders                               (266,000)                 --
                                                              ----------------  ------------------
         Net cash provided (used) by financing activities            (555,000)            107,000
                                                              ----------------  ------------------

Net change in cash                                                  1,899,000            (925,000)

Cash, beginning of period                                           5,386,000           7,643,000
                                                              ----------------  ------------------

Cash, end of period                                           $     7,285,000   $       6,718,000
                                                              ================  ==================

                 See Accompanying Notes to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Entertainment Is Us, Inc.
March 31, 2006 and 2005
(Unaudited)

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

On October 12, 2005, the Company consummated a Share Exchange Agreement with Auto-Q International, Inc. ("Auto-Q"), a non-operating public company with 6,311,719 shares of common stock outstanding, which Auto-Q issued 94,500,000 shares of its common stock for all the outstanding capital of the Company. Additionally, Auto-Q issued 5,500,000 shares to a consultant for consulting services related to the Share Exchange Agreement. This transaction is considered to be a capital transaction in substance, rather than a business combination. The accounting for this transaction is to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of the Company via Sunkyo.

During the three months ended March 31, 2006, an additional 5,000,000 shares were issued to consultants which are subject to dispute by the Company. The Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements or that the issuance of these shares was properly authorized. See Note 11 for additional information.

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

A summary of the gaming revenues for the six months ended March 31, 2006 and 2005 are as follows:

                                                        March 31, 2006                    March 31, 2005
                                                --------------------------------   ------------------------------
                                                   Amount         Percentage          Amount        Percentage
                                                  (thousands)                       (thousands)
----------------------------------------------- -------------- -----------------   -------------- ---------------
----------------------------------------------- -------------- -----------------   -------------- ---------------
Patron wagers (pay-ins)                         $     52,456             100.0%    $     64,103           100.0%
Patron payouts                                      ($44,689)             85.2%        ($54,405)           84.9%
----------------------------------------------- -------------- -----------------   -------------- ---------------
----------------------------------------------- -------------- -----------------   -------------- ---------------
  Gaming revenue                                $      7,767              14.8%    $      9,699            15.1%
----------------------------------------------- -------------- -----------------   -------------- ---------------

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

(f) Marketable in Securities

The Company classifies its debt and equity securities as "available-for-sale securities. Debt and equity securities are classified as "available-for-sale" securities and are reported at fair market value, with unrealized gains or losses net of deferred taxes included in other comprehensive income (loss) and accumulated in the stockholders' equity section of the balance sheet. The Company did not hold any "trading" and "held-to-maturity" securities at March 31, 2006.

(g) Depreciation

Depreciation of property, plant and equipment is calculated principally by the straight line method based on estimated useful lives of the respective assets.

(h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company's long-lived asset and certain identifiable intangibles are reviewed for impairment when ever events of changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not classify any long-lived assets as long-lived assets to be disposed of at March 31, 2006.

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

The Company is subject to Japanese national and local taxes based on income, which in aggregate resulted in a normal statutory tax rate of 41.12% for both six months ended March 31, 2006 and 2005.

(j) Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the six months ended March 31, 2006 and 2005 were $756,000 and $667,000, respectively.

(k) Basic Net Income per Common Share

Basic net income per common share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net income per common share is computed using the weighted average number of common stock equivalent shares outstanding during the period. As of March 31, 2006, there were no common stock equivalent shares outstanding.

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

4.       Property, Plant, and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred. Depreciation, which includes assets under capital leases, is computed using the straight-line method or declining balance over the following estimated useful lives:

Buildings and improvements                       10 to 40 years
Pachinko machines and equipment                  2 to 20 years

Pachinko  machines  generally  have a useful life of two (2) to three (3) years;
however, technology changes and changes in patron playing habits may cause pachinko machines to become obsolete. Management evaluates utilization of machines daily. In the event certain machines become underutilized, management would sell or dispose of the assets.

5.       Related Party Transactions

The Company has related party transactions between the related parties below:

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

Financial information in respect of related party transactions at March 31, 2006 and for each of the six months ended March 31, 2006 and 2005 is separately reported in the financial statements.

6.       Long-term Debt

The Company's long-term debts interest rates range from 1.39% to 2.50% at March 31, 2006. As of March 31, 2006, the current portion of long-term debt totaled $6,351,000 and the non-current portion totaled $23,686,000.

Long-term debt at March 31, 2006, consisted of the following:

Loans payable to credit union, payable monthly in principal and interest        $       7,098,000
installments ranging from $8,512 to $102,656, variable interest currently at
1.875%-2.000% per annum, due 2006 through 2017, secured by land and buildings, guaranteed by officers
Loans payable to credit union, payable monthly in principal and interest                5,430,000
installments ranging from $27,119 to $94,501, variable interest currently at
1.875%-2.300% per annum, due 2006 through 2014, secured by land and buildings, guaranteed by officers
Loans payable to commercial bank, payable monthly in principal and interest             5,164,000
installments of $60,291 and $81,571, variable interest currently at 1.875% per annum, due 2006 through 2012, secured by building, guaranteed by officers.
Loans payable to commercial bank, payable every three month in principal and            2,879,000
interest installments of $14,045 to $34,899, interest at 1.390% and 1.875% per annum, due 2006 through 2011, secured by building, guaranteed by officers.
Loans payable to finance company, payable monthly in principal and interest               939,000
installments of $17,281 to $27,570, variable interest currently at 2.3% per annum, secured by land and buildings, guaranteed by officers.
Loans payable to insurance company, payable monthly in principal of $8,512 to           2,210,000
$38,364, variable interest currently at 2.000% per annum, due 2006 through
2016, secured by land and buildings, guaranteed by officers.
Loans payable to related party, payable annually in principal and interest at           5,874,000
interest rate of currently at 2.5%

Total long-term debt                                                                   29,594,000
Less current portion of long-term debt                                                 (7,005,000)
Long-term debt, net of current portion                                          $      22,589,000

The following schedule shows the maturities of long-term debt for each of the five years following March 31, 2006 and thereafter:


March 31, 2007 (expressed in 000's)                                  7,005
------------------------------------------------------ --------------------
March 31, 2008                                                       5,531
March 31, 2009                                                       3,957
March 31, 2010                                                       2,304
March 31, 2011                                                       1,805
After five years                                                     8,992
------------------------------------------------------ --------------------
     Total                                                          29,594
------------------------------------------------------ --------------------

7.       Dividends and Legal Reserves

The Japanese Commercial Code provided that earnings in an amount equal to at least 10% of all appropriations of retained earnings that are paid in cash, such as cash dividends and bonuses to directors, shall be appropriated as a legal reserve until such reserve equals 25% stated capital. The Japanese Commercial Code, amended effective October 1, 2001, provides that earnings in an amount equal to at least 10% of appropriations of retained earnings that are paid in cash shall be appropriated as a legal reserve until an aggregated amount of capital surplus and the legal reserve equals 25% of stated capital. Cash dividends in the six months ended March 31, 2006 and 2005 were $266,000 and $-0-, respectively. The dividend in the six months ended March 31, 2006 was declared prior to September 30, 2005 and paid after September 30, 2005.

8.       Commitments and Contingent Liabilities

At March 31, 2006, the Company had contingent liabilities for guarantees of bank loans of Ginza Kaikan of $4,405,000.

9.       Leases

The Company has several operating leases, primarily for vehicles and office equipments. Future minimum lease payments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year at March 31, 2006 are as follows:

--------------------------------------------------------------
                                                 U.S. dollars
                                                 (thousands)
                                                 -------------
                                                     2006
--------------------------------------------------------------
December 31, 2006                                          73
--------------------------------------------------------------
December 31, 2007                                          21
December 31, 2008                                          11
December 31, 2009                                           9
December 31, 2010                                           4
After five years                                            -
--------------------------------------------------------------
     Total                                                118
--------------------------------------------------------------

10.  Risks and Uncertainties

Competition

The Company faces substantial competition in the market in which its gaming facilities are located. Smaller operators of pachinko parlors in Japan such as the Company have been facing increasing competition from larger operators. This competition is having an adverse effect on the Company's gaming revenues. Larger gaming operators are able to use their scale to offer newer and more appealing gaming machines, larger pachinko parlors with a greater variety of machines, and greater advertising. Larger competitors also have significantly greater name recognition and financial and marketing resources than the Company. Through the consolidation and expansion of these larger gaming operators, competition is intensifying in the market in which the Company's gaming facilities are located. The Company's competitors are geographically concentrated, and all of the Company's gaming operations primarily compete with other gaming operations in its market in Shizouka, Japan. The Company expects that intensify competitive pressures will continue to have an adverse effect on the Company's gaming revenues and results of operations in future periods.

Innovations in Technologies

The Company's gaming machines are subject to new innovations and changes in entertainment experiences. Pachinko machines vary widely in price and expected life. As gaming machines age, customer use of the machines, and accordingly gaming revenues from the machines, can decline, often rapidly. Sustaining or increasing the Company's gaming revenues requires that the Company continually introduce new machines that are popular with gaming customers. The introduction of new machines can be a significant expense for the Company, and the Company may not be able to match its larger competitors in the variety and appeal of its gaming machines. To the extent that the Company's machines become obsolete, the Company's gaming revenues may be adversely affected.

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

Japanese Gaming Regulation

The Company's business is regulated. The Entertainment Establishment Control Law
(EECL) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission (NPSC) sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company's ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL.

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

11.  Legal Matters

During the three months ended March 31, 2006, 5,000,000 shares were issued to two consultants which are subject to dispute by the Company. These shares were issued pursuant to Independent Contractor Agreements dated as of November 1,

2005 that each such consultant entered into with the Company. Each Independent Contractor Agreement requires the consultant to actively attempt to locate a suitable merger candidate as well as analyze and perform proper due diligence functions through the consummation of such transaction. The shares were to be issued to each such consultant only if the consultant successfully performs all such services. As of the date of this report, the consultants have not located any suitable merger candidates, nor has any such transaction been consummated. As a result, the Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements. On February 22, 2006, before the issuance of these shares was completed, the Company's Chief Executive Officer sent instructions to the Company's transfer agent attempting to prevent the issuance of these shares or any other shares that would cause dilution to the Company's stockholders without appropriate consideration to the Company. Despite these instructions, the 5,000,000 shares were subsequently issued. The Company is currently considering its alternatives to obtain the return of these shares, money damages or other remedies.

On June 15, 2006, the Company announced the appointment of the New York law firm of Stillman, Friedman & Shechtman, P.C. as special litigation and internal investigation counsel for the Company. The Company anticipates that the Stillman firm will conduct an investigation focusing on the transactions leading to the acquisition of Sunkyo by the Auto-Q shell in October 2005 and certain transactions since the closing of that acquisition.

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

Overview

The Company is an entertainment company that operates Pachinko parlors in Japan through its subsidiary, Sunkyo Corporation ("Sunkyo"). Sunkyo develops, operates, and manages entertainment facilities for pachinko games and slot machines in Japan. Currently, 5 facilities are operating under Sunkyo's management. Pachinko, a type of pinball game, is one of the most popular games in the Japanese entertainment industry.

Company History

The Company (formerly known as Auto-Q International, Inc) was incorporated in the State of Delaware on April 26, 2001 for the purpose of developing, distributing and installing products using global positioning systems and telematics technology. The Company was not successful in implementing its business plan and management determined that it was in the best interests of the shareholders to discontinue and liquidate its prior operating activities.

On October 12, 2005, the Company and Entertainment Is Us, Inc. ("EIU"), a privately-held Nevada corporation, consummated the certain Share Exchange Agreement (the "Agreement") originally entered into on December 1, 2004. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of EIU from the EIU Shareholders. As consideration for the acquisition of EIU, the Company issued 94,500,000 shares of its common stock for all the outstanding capital of the EIU. Additionally, Auto-Q issued 10,500,000 shares to consultants for consulting services related to the Share Exchange Agreement. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Results of Operations - Three and six months ended March 31, 2006

Revenues

During the three months ended March 31, 2006, our revenues decreased ($858,000) to $4,023,000, compared to gaming revenue of $4,881,000 for the same period in 2005. During the six months ended March 31, 2006, our revenues decreased ($1,932,000) to $7,767,000, compared to gaming revenue of $9,699,000 for the same period in 2005. The overall decreases are due to significant competitive pressures in the Company's market. The Company expects that such competitive pressures will continue to have an adverse effect on gaming revenues in future periods. See Note 10 to the financial statements.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $506,000 to $2,324,000 from $1,818,000 for the same period in
2005. Selling, general and administrative expenses for the six months ended March 31, 2006 decreased ($646,000) to $5,074,000 from $5,720,000 for the same period in 2005. The increase for the three months ended March 31, 2006 compared to the same period in 2005 is due to increased salaries as result of additional employees, increased advertising and the purchase of new gaming machines.

Depreciation

For the three months ended March 31, 2006, our depreciation expense increased $78,000 to $467,000 from $389,000 for the prior year. For the six months March 31, 2006, our depreciation expense increased $103,000 to $926,000 from $823,000 for the prior year. The overall increase was due to the purchase of new equipment.

Loss on Disposal of Properties

For the three months ended March 31, 2006, our loss on disposal of properties decreased $(905,000) to $735,000 from $1,640,000 for the prior year. For the six months ended March 31, 2006, our loss on disposal of properties increased $644,000 to $1,842,000 from $1,198,000 for the prior year. Over all change was due to the closure of one of our pachinko parlors as well as disposal of old equipment.

Net Income

Our net income for the three and six months ended March 31, 2006 decreased ($385,000) and ($1,494,000), respectively, to $1,337,000 and $2,019,000, respectively, as compared to net income of $1,722,000 and $3,513,000, respectively, for the same periods in 2005. Overall decrease in net income is a result of the foregoing factors mentioned above.

Liquidity and Capital Resources

Gaming Revenues did provide sufficient working capital to fund our operations during the six months ended March 31, 2006. Cash balance as of March 31, 2006 totaled $7,285,000. Our current assets and liabilities as of March 31, 2006 aggregated $9,886,000 and $10,567,000, resulting in a negative current liquidity of $681,000. Cash flow from operations provided $4,691,000 of cash during the six months March 31, 2006. Cash used in investing activities for the six months ended March 31, 2006 totaled $2,237,000 which was primarily attributable to purchase of equipment. Cash used in financing activities for the six months ended March 31, 2006 totaled $555,000 resulting from dividends paid and payments on borrowings. As of March 31, 2006, we had no commitments for capital expenditures. Total stockholder's equity as of March 31, 2006 was $38,261,000.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms for the reasons described in the following paragraph.

The Company's Chief Executive Officer has determined that there are two material weaknesses in the Company's disclosure controls and procedures. First, Gary Stewart, the Company's former Chief Financial Officer, allowed third parties to perform essential functions for the Company, including opening bank accounts, which activities have been outside of the effective control of the Company's management. Second, as described in more detail in Note 11 to the financial statements, the Company's former Chief Financial Officer authorized the issuance of 5,000,000 shares to consultants without the knowledge of the Company's Chief Executive Officer and without performance by the consultants under their Independent Contractor Agreements required as a condition to the issuance of the shares. To address these control issues, the Company's Chief Executive Officer demanded that Gary Stewart resign as a director and Chief Financial Officer. Mr. Stewart resigned on June 8, 2006.

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As reported in a Form 8-K filed by the Company on June 13, 2006, Gary Stewart resigned as the Company's Chief Financial Officer and a director on June 8, 2006. Until the Company is able to appoint a new Chief Financial Officer, the Company's Chief Executive Officer will perform the function of Principal Financial Officer for the Company.

Item 6. Exhibits

a. Exhibit Index

31.1 Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ENTERTAINMENT IS US, INC.



Date:  June 22, 2006            /s/ Noriyuki Kanayama
                                ------------------------
                                Name:  Noriyuki Kanayama
                                Title: President and Chief Executive Officer