Form 10QSB
period 2006-06-30
Entertainment Is Us, Inc.
filed 2006-09-21
CIK 1144254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                        Commission file number 0001-31263

                            Entertainment Is Us, Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                               98-0349160
   ------------------------------           ----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



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

                                   Copies to:
                           Andrew J. Guzikowski, Esq.
                          Whyte Hirschboeck Dudek S.C.
                           555 East Wells, Suite 1900
                           Milwaukee, Wisconsin 53202
                              Phone: (414) 273-2100
                               Fax: (414) 223-5000


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

                                 Yes [X] No [ ]

NOTE: THE COMPANY WAS MADE AWARE ON AUGUST 21, 2006, AFTER THE END OF THE PERIOD FOR WHICH THIS REPORT IS FILED, THAT THE TRANSACTION PURSUANT TO WHICH THE COMPANY ACQUIRED ITS OPERATING SUBSIDIARY (SUNKYO CORPORATION) MAY HAVE BEEN INVALID UNDER JAPANESE LAW. SEE "RECENT DEVELOPMENTS, SUBSEQUENT EVENTS AND INTRODUCTORY STATEMENT" ON PAGE 1 OF THIS REPORT.

The number of shares of the issuer's outstanding common stock on September 21, 2006 was 111,361,719. The shares outstanding as of September 21, 2006 include 5,000,000 shares issued to consultants during the three months ended March 31, 2006 which are subject to dispute by the Company. The Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements or that the issuance of these shares was properly authorized. See Notes 1 and 3 in the Notes to the Financial Statements for additional information.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                            ENTERTAINMENT IS US, INC.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS



                                                                        PAGE
                                                                      --------

RECENT DEVELOPMENTS, SUBSEQUENT EVENTS AND INTRODUCTORY STATEMENT.........1

PART I - FINANCIAL INFORMATION............................................2

REPORT OF INDEPENDENT REGISTERED AUDITOR..................................2

     Item 1.  Financial Statements (Unaudited)............................3

              Consolidated Balance Sheet..................................3

              Consolidated Statements of Operations ......................4

              Consolidated Statement of Stockholders' Deficit ............5

              Consolidated Statements of Cash Flows.......................6

              Notes to Consolidated Financial Statements (Unaudited)......7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................10

     Item 3.   Controls and Procedures ...................................12

PART II - OTHER INFORMATION...............................................13

     Item 1.   Legal Proceedings..........................................13

     Item 2.   Unregistered Sales of Equity Securities and
               Use of Proceeds............................................13

     Item 3.   Defaults Upon Senior Securities............................13

     Item 4.   Submission of Matters to a Vote of Security Holders........13

     Item 5.   Other Information..........................................13

     Item 6.   Exhibits...................................................13

        RECENT DEVELOPMENTS, SUBSEQUENT EVENTS AND INTRODUCTORY STATEMENT


The financial statements of Entertainment Is Us, Inc., a Delaware corporation (the "Company") presented in this report for the three and nine month periods ended June 30, 2006 and 2005, reflect a restatement of the Company's historical financial statements in light of an opinion (the "Opinion") issued by Japanese counsel to Sunkyo Corporation ("Sunkyo") on August 21, 2006 expressing the conclusion that the share exchange transaction between Sunkyo and Entertainment Is Us, Inc., a Nevada corporation ("EIUS-Nevada") was not a valid transaction under applicable Japanese law and therefore did not cause Sunkyo to become a wholly owned subsidiary of EIUS-Nevada. EIUS-Nevada became a subsidiary of the Company in a share exchange transaction consummated on October 12, 2005. If the conclusion expressed in the Opinion is correct, then the Company does not own and has never owned Sunkyo. The foregoing information was disclosed in a Current Report on Form 8-K filed by the Company on August 25, 2006 (the "August 8-K").

As stated in the August 8-K, the conclusions expressed in the Opinion have not been tested in any Japanese court or with any other Japanese governmental authority. While this matter is currently under review by the Company's Board of Directors and legal counsel, the Company's preliminary determination is that attempting to test the conclusions expressed in the Opinion in a Japanese court or with a Japanese governmental authority could involve protracted and expensive legal proceedings with no certainty that the outcome would be favorable to the Company. Accordingly, as further disclosed in the August 8-K, the Company's Board of Directors is actively reviewing the Company's legal options, including alternative transactions under Japanese law, that would cause Sunkyo to become a subsidiary of the Company or to otherwise cause the Company to own all of the assets of Sunkyo. The Company believes that pursuing an alternative transaction to be consummated prospectively represents a potentially less costly alternative and may be able to be accomplished more expeditiously than challenging the conclusions expressed in the Opinion. At this time, the Company's Japanese counsel has not advised the Company as to the feasibility or the potential cost of such transaction or the time frame in which it could be consummated. Accordingly, the Company can provide no assurance that it will be successful in consummating a prospective transaction or, if such transaction can be consummated, when it will be consummated.

The Company has concluded that, if it is successful in consummating a transaction to cause Sunkyo to become a subsidiary of the Company or to otherwise cause the Company to own all of the assets of Sunkyo, it would include the assets and operations of Sunkyo in its financial statements only from and after the date such transaction is consummated. Accordingly, at this time the Company has determined to prepare restated historical financial statements as if it did not (as of and during the period ended June 30, 2006) and has never owned Sunkyo.

If the Company is not able to successfully consummate such a transaction, the Company reserves the right to challenge the conclusions expressed in the Opinion by any legal means available to it. If this challenge were to be made and be successful, although the Company believes this is a highly unlikely scenario, it could potentially result in the Company being able to again restate its historical consolidated financial statements to again include the assets and operations of Sunkyo.

Also in the Company's Current Report on Form 8-K filed on September 6, 2006, the Company announced that Noriyuki Kanayama, the Company's former Chairman and Chief Executive Officer resigned those positions and that the Board has appointed Miguel Sebastia as a Director to fill the vacancy created by Mr. Kanayama's resignation from the Board and elected Mr. Sebastia as Interim Chief Executive Officer.

In the August 8-K, the Company stated that prior period financial statements should not be relied upon, specifically: (1) a Current Report on Form 8-K/A filed with the SEC on October 19, 2005, which included financial statements of EIUS-Nevada as of September 30, 2004 and 2003 and for the years ended September 30, 2004 and 2003 audited by the Company's former independent auditors, DeJoya & Company and unaudited financial statements of EIUS-Nevada as of and for the nine months ended June 30, 2005 reviewed by DeJoya & Company, (2) an Annual Report on Form 10-KSB filed with the SEC on January 13, 2006 which included financial statements of the Company as of September 30, 2005 and for the year ended September 30, 2005 audited by the Company's current independent auditors, George Brenner, CPA and for the year ended September 30, 2004 audited by DeJoya &
Company; (3) a Quarterly Report on Form 10-QSB filed with the SEC on February 21, 2006 which included unaudited financial statements of the Company as of December 31, 2005 and 2004 and for the three months ended December 31, 2005 and 2004 reviewed by George Brenner, CPA; and (4) a Quarterly Report on Form 10-QSB filed with the SEC on June 23, 2006 which included financial statements of the Company as of March 31, 2006 and 2005 and for the three and six months ended March 31, 2006 and 2005, reviewed by George Brenner, CPA. The Company is in the process of preparing restatements of the foregoing financial statements that included consolidated operations of Sunkyo as a wholly-owned subsidiary of EIUS-Nevada (a wholly-owned subsidiary of the Company) and will file them as promptly as practicable.

                         PART I - FINANCIAL INFORMATION


                               George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

                    REPORT OF INDEPENDENT REGISTERED AUDITOR

Board of Directors
Entertainment Is Us, Inc.

I have reviewed the accompanying consolidated balance sheet of Entertainment Is Us, Inc. as of June 30, 2006, and the related consolidated statements of operations for the three and nine month periods ended June 30, 2006 and 2005 consolidated statement of stockholder's deficit as of June 30, 2006 and consolidated statements of cash flows for the nine month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, "Summary of Significant Accounting Policies (a) Description of Business," consolidated financial statements including Sunkyo Corporation were included in the December 31, 2005 and March 31, 2006 10Q filings with the SEC. However, because of the uncertainty of the Share Exchange transaction the accompanying financial statements do not include the financial statements of Sunkyo Corporation.

/s/ George Brenner
------------------
George Brenner, CPA
Los Angeles, California
September 19, 2006

Item 1. Financial Statements



                           CONSOLIDATED BALANCE SHEET
                            Entertainment Is Us, Inc.
                                   (Unaudited)

                                                                      June 30, 2006
                                                                   -------------------
                                     ASSETS

Total assets                                                       $                --
                                                                   ===================

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
    Accounts payable                                               $             3,447
    Due to Related Party                                                       109,050
                                                                   -------------------
      Total current liabilities                                                112,497

Long term liabilities                                                               --
                                                                   -------------------

Total liabilities                                                              112,497

Stockholders' deficit
    Common stock; $0.001 par value; 200,000,000 shares
      authorized, 111,361,719 shares issued and outstanding                    111,362
    Additional paid-in capital                                                  42,173
    Accumulated deficit                                                       (266,032)
                                                                   -------------------
      Total stockholders' deficit                                             (112,497)
                                                                   -------------------

Total liabilities and stockholders' deficit                        $                --
                                                                   ===================

               See accompanying Notes to Financial Statements and
                   Report of Independent Registered Auditor.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Entertainment Is Us, Inc.
                                   (Unaudited)


                                            Three       Three          Nine           Nine
                                       Months Ended  Months Ended   Months Ended   Months Ended
                                          June 30,     June 30,       June 30,       June 30,
                                            2006       2005            2006           2005
                                        -----------  -----------   -----------     ----------
Revenues                                $        --  $        --   $        --     $       --

Operating expenses
   Selling, general and administrative      107,273       26,011       147,389         89,567
                                        -----------  -----------   -----------     ----------
    Total operating expenses                107,273       26,011       147,389         89,567
                                        -----------  -----------   -----------     ----------

Net loss                                $  (107,273) $   (26,011)  $  (147,389)   $   (89,567)
                                        ===========  ===========   ===========    ===========

Net loss per common share - basic             (0.00) $     (0.02)  $     (0.00)   $     (0.07)
                                        ===========  ===========   ===========    ===========

Weighted average common shares
outstanding - basic                     111,361,719    1,255,089   105,774,180      1,255,089
                                        ===========  ===========   ===========    ===========

               See accompanying Notes to Financial Statements and
                   Report of Independent Registered Auditor.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            Entertainment Is Us, Inc.
                                   (Unaudited)

                                                                                                   Total
                                         Common Stock           Additional      Accumulated     Stockholders'
                                  ---------------------------
                                     Shares        Amount     Paid-in Capital    Deficit          Deficit
                                  ------------- ------------- ---------------- -------------   -------------
Balance, September 30, 2005         105,000,000 $     105,000 $             -- $    (118,643)  $     (13,643)

Issuance of stock related to
reverse-merger with
Entertainment Is Us, Inc.             6,311,719         6,312               --            --           6,312

Contributed capital                          --            --            7,223            --           7,223

Issuance of stock for
legal services                           50,000            50           34,950            --          35,000

Net loss                                     --            --               --      (147,389)       (147,389)
                                  ------------- ------------- ---------------- -------------   -------------

Balance, June 30, 2006              111,361,719 $     111,362 $         42,173 $    (266,032)  $    (112,497)
                                  ============= ============= ================ =============   =============

               See accompanying Notes to Financial Statements and
                   Report of Independent Registered Auditor.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Entertainment Is Us, Inc.
                                   (Unaudited)

                                                               For the Nine         For the Nine
                                                               Months Ended         Months Ended
                                                               June 30, 2006        June 30, 2005
                                                           ---------------------  --------------------
Cash flows from operating activities:
    Net loss                                               $            (147,389) $            (89,567)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based expenses                                                41,312               105,000
    Changes in operating assets and liabilities:
      Change in accounts payable and accrued expenses                    (10,196)              (15,433)
                                                           ---------------------  --------------------
        Net cash used by operating activities                           (116,273)                   --

Cash flows from financing activities:
    Contributed Capital                                                    7,223                    --
    Advances from related party                                          109,050                    --
                                                           ---------------------  --------------------
        Net cash provided by financing activities                        116,273                    --
                                                           ---------------------  --------------------

Net change in cash                                                            --                    --

Cash, beginning of period                                                     --                    --
                                                           ---------------------  --------------------

Cash, end of period                                        $                  --  $                 --
                                                           =====================  ====================

               See accompanying Notes to Financial Statements and
                   Report of Independent Registered Auditor.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Entertainment Is Us, Inc.
                                  June 30, 2006
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

(a)  Description of Business.

Entertainment Is Us, Inc., a Delaware corporation (the "Company") was formerly known as Auto-Q International, Inc. The Company's current wholly-owned subsidiary, Entertainment Is Us, Inc., a Nevada corporation ("EIUS-Nevada") was formed in 2004 for the purpose of being a holding company which would acquire entertainment related businesses. On July 24, 2004, EIUS-Nevada issued 8,310,000 shares of its common stock to acquire 100% of Sunkyo Corporation ("Sunkyo"), a Japanese corporation (the "Share Exchange"). EIUS-Nevada had 1,690,000 shares of common stock outstanding prior to the Share Exchange. Sunkyo develops, operates, and manages entertainment facilities for Pachinko games and slot machines in Japan.

On October 12, 2005, the Company consummated a Share Exchange Agreement with EIUS-Nevada. Prior to this transaction, the Company was a non-operating public company with 6,311,719 shares of common stock outstanding. Pursuant to this share exchange transaction, the Company issued 94,500,000 shares of its common stock for all the outstanding capital stock of EIUS-Nevada. Additionally, the Company issued 5,500,000 shares to a consultant for consulting services related to the Share Exchange Agreement. This transaction is considered to be a capital transaction in substance, rather than a business combination. The accounting for this transaction is that resulting from a reverse acquisition of the Company by EIUS-Nevada, except goodwill is not recorded. Accordingly, the historical financial information prior to October 12, 2005 in the accompanying financial statements is that of EIUS-Nevada.

During the nine months ended June 30, 2006, an additional 5,000,000 shares were issued to consultants which are subject to dispute by the Company. The Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements or that the issuance of these shares was properly authorized. See Note 3 for additional information.

On August 21, 2006, the Company became aware of an opinion from a Japanese legal counsel engaged by Sunkyo to review the Share Exchange for compliance with applicable Japanese law which concluded that the Share Exchange as invalid and void under the applicable Japanese law. As a result, although conclusions in this legal opinion have not been tested in any Japanese court or with any other Japanese governmental authority, the Company's Board of Directors has determined that there is a serious question as to whether the Company effectively acquired Sunkyo pursuant to the Share Exchange and whether Sunkyo is currently a subsidiary of the EIUS-Nevada as of the date of this report. Consequently, on August 25, 2006, the Company's Board of Directors concluded that certain financial statements previously issued by the Company which included the financial statements of Sunkyo may no longer be relied upon and, if the Japanese legal counsel's opinion is correct, the EIUS-Nevada does not and has never owned Sunkyo.

* See accompanying Report of Independent Registered Auditor

The Company's Board of Directors intends to take all appropriate actions to rectify this issue on behalf of the public stockholders of the Company. The Board is actively reviewing legal options, including alternative transactions under Japanese law, to cause Sunkyo to become a subsidiary of the Company or to otherwise cause the Company to own all of the assets of Sunkyo. At this time, the Company can make no assurance that it will be successful in identifying viable legal options. The Company will issue further public communications relating to this issue as it determines such an alternative or if events otherwise warrant.


Since October 12, 2005, the Company has filed four reports that include financial statements which consolidate the assets, liabilities and operations of Sunkyo with EIUS-Nevada and/or the Company. If the Japanese counsel's opinion is correct, the Company believes that under U.S. accounting standards these financial statements may need to be restated to eliminate Sunkyo, which would result in financial statements that reflect the Company owning minimal assets and conducting no business operations as it had prior to October 12, 2005 under the name Auto-Q International, Inc. The reports and financial statements affected consist of the following: (1) a Current Report on Form 8-K/A filed with the SEC on October 19, 2005, which included financial statements of EIUS-Nevada as of September 30, 2004 and 2003 and for the years ended September 30, 2004 and 2003 audited by the Company's former independent auditors, DeJoya & Company, and unaudited financial statements of EIUS-Nevada as of and for the nine months ended June 30, 2005 reviewed by DeJoya & Company, (2) an Annual Report on Form 10-KSB filed with the SEC on January 13, 2006 which included financial statements of the Company as of September 30, 2005 and for the year ended September 30, 2005 audited by the Company's current independent auditors, George Brenner, CPA and for the year ended September 30, 2004 audited by DeJoya &
Company, (3) a Quarterly Report on Form 10-QSB filed with the SEC on February 21, 2006 which included financial statements of the Company as of December 31, 2005 and 2004 and for the three months ended December 31, 2005 and 2004 reviewed by George Brenner, CPA, and (4) a Quarterly Report on Form 10-QSB filed with the SEC on June 23, 2006 which included financial statements of the Company as of March 31, 2006 and 2005 and for the three and six months ended March 31, 2006 and 2005, reviewed by George Brenner, CPA. These financial statements should no longer be relied upon. The Company believes that, whether or not Sunkyo is currently a subsidiary of the Company, this issue does not materially affect the reported financial condition or results of operations of Sunkyo itself.


* See accompanying Report of Independent Registered Auditor

Accordingly, the accompanying financial statements do not include any operations related to Sunkyo.

(b)  Basic of Presenting Financial Statements.

The financial statements presented herein include the accounts of the Company and its wholly-owned subsidiary EIUS-Nevada and have been prepared on a consolidated basis and in a manner reflecting the adjustments necessary to conform to accounting principles generally accepted in the United States of America. The Company's year end is September 30.

(c)  Use of Estimates.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(d)  Continued Existence.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2006 the Company has no assets and no operations other than activities related to maintaining its corporate standing and filing status with the State of Delaware and Securities and Exchange Commission and pursuing legal options available to it, as discussed in Note 1(a), to cause Sunkyo to become a direct or indirect (through EIUS-Nevada) subsidiary of the Company or to otherwise cause the Company to beneficially own all of the assets of Sunkyo. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2.   Related Party Transactions

As of June 30, 2006, the Company owed Sunkyo $109,050 representing monies loaned to the Company by Sunkyo for expenses paid. There is no formal loan agreement for these monies loaned and are considered due on demand, unsecured and with no stated interest rate.

3.   Legal Matters

During the nine months ended June 30, 2006, 5,000,000 shares were issued to two consultants which are subject to dispute by the Company. These shares were issued pursuant to Independent Contractor Agreements dated as of November 1, 2005 that each such consultant entered into with the Company. Each Independent Contractor Agreement requires the consultant to actively attempt to locate a suitable merger candidate as well as analyze and perform proper due diligence functions through the consummation of such transaction. The shares were to be issued to each such consultant only if the consultant successfully performs all such services. As of the date of this report, the consultants have not located any suitable merger candidates, nor has any such transaction been consummated. As a result, the Company does not believe these shares were earned by the required performance by these consultants under their Independent Contractor Agreements. On February 22, 2006, before the issuance of these shares was completed, the Company's then Chief Executive Officer sent instructions to the Company's transfer agent attempting to prevent issuance of these shares or any other shares that would cause dilution to the Company's stockholders without appropriate consideration to the Company. Despite these instructions, the 5,000,000 shares were subsequently issued. The Company is currently considering its alternatives to obtain the return of these shares, money damages or other damages.

* See accompanying Report of Independent Registered Auditor

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

Overview

The Company was formed to be an entertainment company operating Pachinko parlors in Japan through a subsidiary, Sunkyo Corporation ("Sunkyo"). Sunkyo develops, operates, and manages entertainment facilities for Pachinko games and slot machines in Japan. Currently, 5 facilities are operating under Sunkyo's management. Pachinko, a type of pinball game, is one of the most popular games in the Japanese entertainment industry. HOWEVER, THE COMPANY WAS MADE AWARE ON AUGUST 21, 2006, AFTER THE END OF THE PERIOD FOR WHICH THIS REPORT IS FILED, THAT THE TRANSACTION PURSUANT TO WHICH THE COMPANY ACQUIRED ITS OPERATING SUBSIDIARY (SUNKYO CORPORATION) MAY HAVE BEEN INVALID UNDER JAPANESE LAW. SEE "RECENT DEVELOPMENTS, SUBSEQUENT EVENTS AND INTRODUCTORY STATEMENT" ON PAGE 2 OF THIS REPORT.

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

On October 12, 2005, the Company and Entertainment Is Us, Inc. ("EIUS-Nevada"), a privately-held Nevada corporation, consummated the certain Share Exchange Agreement (the "Agreement") originally entered into as of November 30, 2004. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of EIUS-Nevada from the EIUS-Nevada Shareholders. As consideration for the acquisition of EIUS-Nevada, the Company issued 94,500,000 shares of its common stock for all the outstanding capital of the EIUS-Nevada. Additionally, the Company issued 5,500,000 shares to a consultant for consulting services related to the Share Exchange Agreement. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

However, based on the Opinion that the share exchange transaction between Sunkyo Corporation and EIUS-Nevada was not a valid transaction under applicable Japanese law and therefore did not cause Sunkyo to become a wholly owned subsidiary of EIUS-Nevada (see "RECENT DEVELOPMENTS, SUBSEQUENT EVENTS AND INTRODUCTORY STATEMENT" on page 2 of this Report), the Company's restated historical financial statements as presented reflect that the Company did not own Sunkyo as of the periods covered by this Report. The Company has no other business operations and no assets. The Company's Board of Directors is actively reviewing the Company's legal options, including alternative transactions under Japanese law, that would cause Sunkyo to become a subsidiary of the Company or to otherwise cause the Company to own all of the assets of Sunkyo.

The following discussion and analysis is prepared on the basis of the Company consolidated with its wholly owned subsidiary, EIUS-Nevada, and excludes the historical operations of Sunkyo for all periods presented.

Results of Operations - Three and Nine Months ended June 30, 2006

Revenues

          As a result of the Opinion and the conclusion that the Company did not own Sunkyo during the periods presented, during the three and nine months ended June 30, 2006, the Company had no revenues.

Selling, General & Administrative Expenses

          Selling, general and administrative expenses for the three months ended June 30, 2006 increased $81,262 to $107,273 from $26,011 for the same period in 2005. Selling, general and administrative expenses for the nine months ended June 30, 2006 increased $57,822 to $147,389 from $89,567 for the same period in 2005. The increase for the nine months ended June 30, 2006 compared to the same period in 2005 is due primarily to expenses in maintaining the reporting requirements of the Company with the Securities and Exchange Commission, such as legal and accounting fees. The Company expects to continue incurring such expenses in the future.

Net Loss

          The Company's net loss for the three and nine months ended June 30, 2006 increased $81,262 and $57,822, respectively, to $107,273 and $147,389, respectively, as compared to net loss of $26,011 and $147,389, respectively, for the same periods in 2005.

Liquidity and Capital Resources

          As a result of the restatement of the Company's restated historical financial statements as presented reflect that the Company did not own Sunkyo as of the periods covered by this Report, the Company had no revenues during the three and nine months ended June 30, 2006. Cash balance as of June 30, 2006 totaled $0. Our current assets and liabilities as of June 30, 2006 aggregated $0 and ($112,497), respectively, resulting in a negative current liquidity of $112,497. Cash flow from operations used $116,273 of cash during the nine months June 30, 2006. Cash provided by financing activities for the nine months ended June 30, 2006 totaled $116,273 which was primarily attributable to advances from Sunkyo. As of June 30, 2006, we had no commitments for capital expenditures. Total stockholder's deficit as of June 30, 2006 was $112,497.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company's Interim Chief Executive Officer has learned that during the period ended June 30, 2006 there were two material weaknesses in the Company's disclosure controls and procedures. First, Gary Stewart, the Company's former Chief Financial Officer, allowed third parties to perform essential functions for the Company, including opening bank accounts, which activities have been outside of the effective control of the Company's management. Second, the Company's former Chief Financial Officer authorized the issuance of 5,000,000 shares to consultants without the knowledge of the Company's former Chief
Executive Officer and without performance by the consultants under their Independent Contractor Agreements required as a condition to the issuance of the shares. To address these control issues, the Company's former Chief Executive Officer, Noriyuki Kanayama, demanded that Gary Stewart resign as a director and Chief Financial Officer. Mr. Stewart resigned on June 8, 2006. These material weaknesses were disclosed to the Company's external auditors by the Company's former Chief Executive Officer prior to September 2, 2006 when the Company's current Interim Chief Executive Officer assumed his responsibilities.

The material weaknesses in disclosure controls and procedures that existed during the period presented were corrected by the resignation and removal of Mr. Stewart as a director and Chief Financial Officer of the Company on June 8, 2006. As of June 30, 2006, the Company had one director (Mr. Kanayama) and one executive officer (Mr. Kanayama). Further, this Report is prepared on the basis that the Company did not, at June 30, 2006 or at any time during the nine months ended June 30, 2006, own Sunkyo Corporation. Accordingly, the Company has no business or operations. As of the date of this report, the Company has two directors (Messrs. Loic Humphreys and Miguel Sebastia). The Company has a single officer (Mr. Sebastia also serves as Interim Chief Executive Officer) and has no employees.

As of the date of this Report, the Company's Interim Chief Executive Officer has evaluated of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as they existed at the period ended June 30, 2006. Because the material weaknesses identified above had been corrected prior to such date, the Interim Chief Executive Officer has concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

To the best knowledge of the Company's Interim Chief Executive Officer, there were no changes in the Company's internal controls over financial reporting during its last fiscal quarter, which materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for improvements to internal controls which are believed to have resulted from the resignation and removal of Mr. Stewart as an officer and director of the Company.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.


Item 3. Defaults Upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


Item 5. Other Information

        Not applicable.

Item 6. Exhibits


10.1 Indemnification Agreement with Loic R. Humphreys (as incorporated by reference to Form 8-K filed on July 10, 2006).

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

                                         ENTERTAINMENT IS US, INC.

September 21, 2006                       /s/ Miguel Sebastia
                                         -------------------
                                         Name: Miguel Sebastia
                                         Title: Interim Chief Executive Officer